Form 10-K
IES INDUSTRIES INC
filed 1995-03-29
CIK 789943

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
(X)  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                    OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to

Commission file number 1-9187

                           IES INDUSTRIES INC.
          (Exact name of registrant as specified in its charter)


             Iowa                                  42-1271452
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


    IES Tower, Cedar Rapids, Iowa                      52401
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  319-398-4411

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
   Title of each class                               which registered

Common Stock, no par value                      New York Stock Exchange

Securities  registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

The aggregate market value of the registrant's voting stock held by non-affiliates, as of February 28, 1995 was approximately $788,404,517 based upon the Composite Tape closing price as reported in The Wall Street Journal. (For this purpose only, the individuals listed under "Security
Ownership of Management" in the Definitive Proxy Statement incorporated herein by reference are considered to be affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1995.

              Common Stock, no par value - 28,904,606 shares

                   Documents Incorporated by Reference

                                        Part of this Form 10-K into
   Document                           Which Document is Incorporated

Definitive proxy statement
as filed on March 20, 1995                          III

                            PART I

Item l.  Business

     IES Industries Inc.

      IES Industries Inc. (Industries) is a holding company which is incorporated under the laws of Iowa. Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Utilities is primarily an electric and natural gas utility company operating in the State of Iowa which serves approximately 330,000 electric and 173,000 natural gas retail customers as well as 32 resale customers in more than 550 Iowa communities. Diversified is a holding company for subsidiaries engaged in non-utility operations, including oil and natural gas production and marketing, independent power generation, railroad and other transportation businesses in the Midwest and local real estate development.

       Industries'   consolidated  assets  and  earnings   are
predominantly those of Utilities.

     Utilities

     Utilities is primarily a public utility operating company
engaged  in providing electric energy, natural gas and,  to  a
limited   extent,  steam  used  for  heating  and   industrial
purposes, in the State of Iowa.

      Utilities' only wholly-owned subsidiary as of December 31, 1994, was IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Ventures' wholly-owned subsidiary at December 31, 1994, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa. Both Ventures and Midland were formed in December 1994 and neither had any operations in 1994. Ventures also has a
35% equity investment in Aqua Ventures L.C., which is an aquaculture facility formed to raise fish for human consumption.

      Utilities' sales of electricity (in Kwh), excluding off-system sales, increased (decreased) 4.3%, 24.9% and (1.5%), during the years 1994-1992, respectively. The 1994 Kwh sales were adversely affected by milder than normal weather, particularly during the summer months. The 1993 increase is attributable to the acquisition of the Iowa retail service territory from Union Electric Company (UE) (See Note 2 of the Notes to Consolidated Financial Statements) and a return to more normal weather conditions. The 1992 results were adversely affected by extremely mild weather conditions in
Utilities' service territory. Total gas delivered by Utilities, including transported volumes, increased (decreased) (2.7%), 5.3% and (0.3%) during the years 1994-1992, respectively.

      The approximate percentages of Utilities' revenue and operating income before income taxes and interest derived from the sale of electricity and gas during the years 1994-1992 are as follows:

                                1994        1993         1992
Revenues:
      Electric                   78%         77%          76%
      Gas                        20          22           23

Operating income before
  income taxes and interest:
      Electric                   93%          90%         91%
      Gas                         6           10           8


       The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of rate proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

      There are seasonal variations in Utilities' electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1994, 40.2% of Utilities' electric revenues were reported in June through September, reflecting the use of electricity for cooling, and 60.1% of Utilities' gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

      For additional information concerning electric and gas operations, see Item 1. "Other Information Relating to Utilities Only", Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" and the Electric and Gas Operating Comparisons.

     Terra Comfort Corporation

      Terra Comfort Corporation (Terra Comfort), which was a wholly-owned subsidiary of Diversified and owned combustion turbines with 114 Mw of capacity, had a contract through 1994 to provide generating capacity to Utilities. Effective December 31, 1994, all of the assets of Terra Comfort were sold to Utilities.

     Diversified

      Other than Utilities' unregulated investments, the non-utility operations of the Company are organized under Diversified. Diversified is a holding company whose wholly-owned subsidiaries include IES Transportation Inc. (IES Transportation), IES Energy Inc. (IES Energy) and IES Investments Inc. (IES Investments).

      IES Transportation is a holding company whose wholly-owned subsidiaries at December 31, 1994, included the Cedar Rapids and Iowa City Railway Company (CRANDIC), IES Railcar Service Center Inc. (Railcar) and IES Transfer Services Inc. (Transfer), which was formerly named Port of Cedar Rapids Inc. CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Railcar's operations consist of washing, repairing and painting railcars. Transfer's operations include transloading and storage services. IES Transportation has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River. IES Transportation also has several other equity investments in transportation related businesses. IES Transportation's 1994 operating revenues and assets at December 31, 1994 were as follows:

                        Operating
                         Revenues        Assets
                               (in 000's)

     CRANDIC          $ 15,341       $  26,668
     Railcar             4,373           7,301
     Barge               1,897           7,996
     Transfer               28             873
     Other                 -             1,294
                      $ 21,639       $  44,132


      IES Energy is a holding company whose wholly-owned subsidiaries at December 31, 1994, included Industrial Energy Applications, Inc. (IEA) and Whiting Petroleum Corporation (Whiting). IEA is involved in developing stand-by production facilities for large users of electricity and markets natural gas and steam to end-users. Whiting is organized to purchase, explore for, develop and produce crude oil and natural gas, in part through the formation and operation of limited partnerships. IES Energy's 1994 operating revenues and assets at December 31, 1994 were as follows:

                        Operating
                         Revenues        Assets
                               (in 000's)

     IEA              $ 32,796       $  23,709
     Whiting            24,573          72,858
     Other                 -               156
                      $ 57,369       $  96,723


     IES Investments is a holding company whose primary wholly-owned subsidiaries at December 31, 1994, included Iowa Land
and   Building   Company  (Iowa  Land),  IES   Investco   Inc.
(Investco), Southern Iowa Manufacturing Company (SIMCO) and Village Lakeshares, Inc. (Lakeshares). Iowa Land is organized to pursue real estate and economic development activities in Utilities' service territory. Investco is a holding company for certain equity investments. SIMCO manufactures hydraulic rotary drill rigs. IES Investments purchased an additional 32.9% equity interest in Lakeshares during 1994, making it a wholly-owned subsidiary. Lakeshares is a holding company for resort properties in Iowa.

     IES Investments has an equity investment of less than 20% voting interest in McLeod, Inc., a holding company for various telecommunications businesses. IES Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments. IES Investments' 1994 operating revenues and assets at December 31, 1994 were as follows:

                             Operating
                              Revenues         Assets
                                     (in 000's)

     Iowa Land                 $ 2,504        $  10,530
     Investco                      -              3,507
     SIMCO                       2,650            1,227
     Lakeshares                  5,641           13,283
     Real estate ventures        3,306           23,987
     Other                       5,085            8,541
                              $ 19,186        $  61,075


Other Information Relating to the Company

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The capital requirements, including $3.1 million of sinking funds that may be met by pledging additional utility property, for the period 1995-1999 are estimated at $1.4 billion and are summarized as follows:

                                            Capital Requirements
                              1995       1996       1997       1998       1999
                                               (in thousands)
Construction and
  acquisition expenditures -
    Electric:
      Generation         $  52,687  $  48,369  $  47,992  $  62,484  $  72,965
      Transmission          14,578     30,538     24,393     32,698     30,065
      Distribution          37,504     42,910     40,250     40,820     42,525
      Other                 11,836     13,146      9,810     10,784     10,873
    Gas and other           46,559     32,323     23,262     22,971     25,861
Total utility
  expenditures             163,164    167,286    145,707    169,757    182,289
Non-utility
  expenditures              38,642     62,299     63,707     64,899     44,680
Total construction
  and acquisition
    expenditures           201,806    229,585    209,414    234,656    226,969
Energy efficiency
  expenditures              12,986     13,406     14,474     15,379     14,605
Long-term debt
  maturities and
    sinking funds:
      Utilities            100,920     15,770      8,690        690     50,690
      Diversified           80,500        -          -          -          -
      Other subsidiaries       282        305        331        357     10,393
                           181,702     16,075      9,021      1,047     61,083
Total capital
  requirements           $ 396,494  $ 259,066  $ 232,909  $ 251,082  $ 302,657


      The Company intends to refinance the majority of the debt maturities with long-term securities.

     Approximately 34% of Utilities' construction expenditures are related to generation. Of this amount, approximately 64% represents capacity expansions and other improvements at fossil generating stations and 36% represents modifications and improvements at Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC).

      Included in non-utility construction and acquisition expenditures for the five year period 1995-1999 are oil and gas acquisition expenditures at Whiting of $128 million and anticipated expenditures for energy-related business expansions of $120 million.

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

      REGULATION. Because of its ownership of Utilities, Industries is a "holding company" as defined by the Public Utility Holding Company Act of 1935 (PUHCA). However, Industries claims exemption from regulation under the PUHCA (except for Section 9(a)2 thereof, which requires that any acquisition of securities of a utility company by Industries be approved by the Securities and Exchange Commission) on the basis that Industries and Utilities are both organized in the same state and Utilities conducts its business in that state.

      Utilities operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed or the interim rates granted become permanent. Interim rates, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the rate increase application is filed.

     In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. In addition, the IUB defines the boundaries of mutually exclusive service territories for all electric utilities. The IUB has jurisdiction and grants franchises for the use of public highway rights-of-way for electric and gas facilities outside corporate limits.

      Utilities is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale
electric  sales  and  the  issuance of  securities.   Revenues
derived   from  Utilities'  wholesale  and  off-system   sales
amounted to 6.9%, 9.0% and 10.1% of electric revenues for 1994-1992, respectively. The 1994 decrease is primarily the result
of  lower  off-system  sales to other  utilities.   Utilities'
consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

     EMPLOYEES. At December 31, 1994, the Company had a total of 2,763 (2,248 at Utilities) regular full-time employees. At December 31, 1994, Utilities had 1,124 employees subject to six collective bargaining arrangements, CRANDIC had 59 employees subject to four collective bargaining arrangements, Railcar had 63 employees subject to one collective bargaining arrangement and Barge had nine employees subject to one collective bargaining arrangement.

      ENVIRONMENTAL MATTERS. The Company is regulated in environmental protection matters by a number of Federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U. S. Congress, state legislature and local governments and enforced by Federal, state and county agencies. The laws impacting the Company's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others.

      The Company regularly secures and renews Federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliances have increased in recent years and are expected to increase moderately in the future. The Clean Air Act Amendments of 1990 calls for significant reductions in sulfur dioxide and nitrogen oxide air emissions. The majority of such reductions will be required from utilities. It is anticipated that any costs incurred by Utilities will be recovered from its ratepayers under current regulatory principles. Refer to Notes 12(a) and 12(g) of the Notes to Consolidated Financial Statements for additional information regarding Utilities' expected capital expenditures.

      In January 1995, Utilities received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance and requiring Utilities to satisfy certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. Utilities has since notified EPA that it is currently in compliance with the specified requirements. EPA has indicated that it is considering issuing an Administrative Penalty Order to address the alleged noncompliance. Management believes that any penalties incurred by Utilities would not have a material adverse effect on its financial position or results of operations.

       At December 31, 1994, the Company had recorded $44 million of environmental liabilities ($43 million at Utilities), which, pursuant to generally accepted accounting principles, represents either the best current estimate or the minimum amount of the estimated range of such costs which the Company expects to incur, depending on the information known for each site. These estimates are subject to continuing review and could ultimately exceed the recorded amounts.

      Utilities has been named as a Potentially Responsible Party (PRP) for certain former manufactured gas plant (FMGP) sites by either the Iowa Department of Natural Resources
(IDNR), the Minnesota Pollution Control Agency (MPCA) or the EPA. Utilities is working with the IDNR, MPCA and EPA to investigate its sites and to determine the appropriate remediation activities that may be needed to mitigate health and environmental concerns.

      Utilities is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1994. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 12(f) of the Notes to Consolidated Financial Statements for more information.

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage, pursuing other off-site storage and supporting legislation to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1994, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials.

      Utilities was notified in 1986 by the EPA of its investigation and potential corrective action for the control of releases and threatened releases of hazardous substances at the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA action is being taken pursuant to CERCLA, and under such act Utilities has been designated as a PRP (there are 832 in total) as defined under CERCLA. The EPA notice encouraged all PRP's to undertake voluntary clean-up activities at the site. A Steering Committee has been organized and Utilities is participating in its activities. Low-level radioactive wastes were the only materials contributed to the site by Utilities. Such contributions comprise only 0.28% of the total volumes deposited by all contributors. The Steering Committee is nearing settlement of the issues with the EPA, the State of Kentucky and deminimis parties. Proposed Consent Decrees are currently being reviewed and, once executed, will be submitted to the court for approval.

      The environmental concern is that a release of hazardous substances has occurred at the Maxey Flats site and that such release may pose an environmental threat to local surface waters, ground waters, wells and landowners. Utilities' portion of the costs of the remedial activities, including the ultimate clean-up, are currently estimated at $275,000 which is included in the $44 million of environmental liabilities the Company has recorded at December 31, 1994. Utilities has notified its nuclear insurance carriers of the proceedings.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $0.1 million at December 31, 1994, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

      Refer  to Note 12 of the Notes to Consolidated Financial
Statements and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for further discussion of environmental matters.

Other Information Relating to Utilities Only

       RATE  MATTERS.   Refer  to  Note  3  of  the  Notes  to
Consolidated   Financial  Statements  for  a   discussion   of
Utilities' rate matters.

      ELECTRIC OPERATIONS. Utilities' net peak load (60 minutes integrated) of 1,779,627 kilowatts occurred on June 17, 1994. At the time of the peak load, no interruptible customers were interrupted, however, 7,210 residential air conditioning cycling customers were interrupted. The total kilowatts interrupted was 5,840 of a possible 318,102 kilowatts available for interruption. Utilities' additional reserve obligation at that time was 226,744 kilowatts. The net capability of Utilities' generating stations at the time of this peak load was 1,741,100 kilowatts, with an additional 280,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,021,100 kilowatts.

      Utilities projects an electric sales growth rate of 2.0 to 2.5 percent per year over the next decade, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See Note 12(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' firm contracts for the purchase of capacity.

      Utilities is interconnected with other utilities in Iowa and neighboring states and is a member of the Mid-Continent Area Power Pool (MAPP). MAPP's purpose is to coordinate the planning, construction and operation of generation and transmission facilities, and the purchase and sale of power and energy among its members.

      In addition, Utilities, Midwest Power Systems Inc. (Midwest) and Iowa-Illinois Gas and Electric Company (Iowa-Illinois) are partners in ENEREX, a general partnership formed to operate a common control system for dispatching electricity. Through ENEREX, the most efficient electric generating plants are used to meet the combined electric needs of the customers of all of the partners. The ENEREX control center recommends the specific generating units to be operated each day in order to provide the most economical and efficient use of such units at any particular time. The partnership is being dissolved on June 30, 1995, due to the pending merger of Midwest and Iowa-Illinois. After that time, there would only be two members in the partnership, thus the diversity and savings available would no longer justify the existence of the partnership.

      Utilities is a party to the Twin Cities-Iowa-St. Louis 345 Kv Interconnection Coordinating Agreement (the Coordinating Agreement) with five other midwestern utilities, three of which operate in the State of Iowa. The Coordinating Agreement provides for the interconnection of the respective systems of the companies through a 345 Kv transmission line and for the interchange of power on various bases. The rates under the Coordinating Agreement are primarily determined by agreement between the delivering and receiving companies.

       Utilities maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancellable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of Utilities and CIPCO.

     For comments relating to agreements between Utilities and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS), and Neal Unit No. 3, see Item 2. "Properties" and Note 13 of the Notes to Consolidated Financial Statements.

      FUEL SUPPLY. The following table details the sources of the electricity sold by Utilities during 1994 and expected sources for the following three years:


                                  Actual   /-------- Expected --------/
                                   1994      1995      1996      1997

Fossil, primarily coal              50%       61%       60%       60%
Nuclear                             26        23        22        26
Purchases                           24        16        18        14
                                   100%      100%      100%      100%


      The above percentages assume nuclear refueling outages will occur during both 1995 and 1996. There was no refueling outage in 1994. The 1994 purchases include purchases by Utilities from Terra Comfort. The increase in the expected fossil percentages from the 1994 actual is a function of lower projected fuel costs for 1995-1997 as well as the timing of the nuclear refueling outages. In addition, Utilities anticipates the availability and efficiency of its fossil generating stations to be greater in 1995-1997 due to capacity improvements made at certain stations in recent years.

     Utilities' primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC.
The average cost of fuel used for generation by Utilities for the years 1994-1992 is presented below:

                                  1994        1993        1992

Average cost of fuel:

  Nuclear, per million Btu's    $ .67      $  .60      $  .55
  Coal, per million Btu's         .97         .97        1.08
  Average for all fuels,
    per million Btu's             .89         .90         .93


      The following table summarizes Utilities' minimum coal contract commitments:


                   Average
                   Annual                         Maximum estimated base price
                  Quantity  Termination   Sulfur    per ton of coal delivered
                   (Tons)       Date     Content     1995      1996      1997
Cordero Mining Co.
 (OGS) (1)         780,571    12/31/01     0.6%   $  17.24  $  17.76  $  18.29

Koch Carbon Inc.
  (Sutherland)     100,000    12/31/99     6.2%   $  19.23  $  19.51  $  19.77

Caballo Coal Co.
  (OGS or
   BGS) (2)      1,200,000    12/31/97     0.4%   $  12.41  $  12.80  $  13.19

Thunder Basin
  (Sutherland)     320,000    12/31/96     0.3%   $  13.63  $  13.95  $  N/A

Caballo Rojo
  (BGS)            200,000    12/31/96     0.3%   $  14.83  $  15.18  $  N/A

Caballo Rojo (3)   640,000    12/31/96     0.3%   $  16.17  $  16.56  $  N/A

Short-term
  contracts
    (BGS)           27,000    04/30/95     1.0%   $  22.50  $  N/A    $  N/A


          (1) Cost under the contracts is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.

          (2)   The  contract  covers 1,200,000  to  1,550,000
          annual tons delivered to either OGS or Burlington Generating Station (BGS). The prices listed in the table are for OGS; the BGS delivered price would be slightly higher.

     (3)  Coal  may  be  delivered  to  either  Prairie  Creek
          Station or Sixth Street Station. The prices listed in the table are for Prairie Creek; the Sixth Street delivered price would be slightly higher.

      During 1994, Utilities purchased a total of 3,761,000 tons of coal for its generating plants. At December 31, 1994, Utilities had coal inventory at its principal generating stations ranging from 58 to 119 days' usage during high demand periods or a weighted average of 70 days' usage.

       Utilities estimates that its existing coal fired generating units will require approximately 13,292,000 tons of coal to operate during the period 1995-1997. Utilities believes that an ample supply of coal is available in the spot market and intends to purchase such coal as necessary to supplement its coal supply contracts and meet its generation requirements.

      Some of Utilities' contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through  to  the  respective utility;  such  costs  billed  to
Utilities are recoverable through its Energy Adjustment Clauses (EAC). See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the EAC.

      Utilities has purchased a supply of UF6 pursuant to a contract with Eldorado, Ltd. of Canada which, along with previously purchased and contracted amounts, will provide Utilities with sufficient UF6 to cover its needs through the 1995 refueling. Such uranium is being held without charge by the United States Department of Energy (DOE) under a usage agreement between the DOE and Utilities, which allows Utilities to retrieve the material as needed. Bids are currently being evaluated for purchase of additional uranium. Enrichment services are being provided by the United States Enrichment Corporation (USEC) under a contract which extends to the year 2014 or the retirement of the plant, whichever occurs first. Under provisions of that contract, Utilities is exploring possibilities of obtaining lower cost enrichment from non-USEC sources. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. See Note 12(f) of the Notes to Consolidated Financial Statements for a discussion of Utilities' assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

     GAS OPERATIONS.  With the advent of FERC Order 636 (Order
636), issued in 1992, the nature of Utilities' gas supply portfolio has changed. Traditionally, Utilities' natural gas was supplied by the following interstate pipelines - Northern Natural Gas Company (Northern), Natural Gas Pipeline Company of America (Natural) and ANR Pipeline Company (ANR). These pipelines were obligated to supply natural gas to Utilities under peak day conditions up to pre-determined contract levels. Order 636, among other things, eliminated the interstate pipelines obligation to serve and now requires Utilities to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers.

       Order 636, as modified on rehearing: 1) requires Utilities' pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as Utilities) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. Utilities has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order
636. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities' three pipeline suppliers have made filings with the FERC to begin collecting their respective transition costs, and additional filings are expected. Utilities began paying the transition costs in 1993, and, at December 31, 1994, has recorded a liability of $8.0 million for those transition costs that have been incurred by the pipelines to date, including $3.0 million expected to be billed through 1995. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $10 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

      Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant Utilities access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows Utilities to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, Utilities requests and the pipelines deliver the gas back on a firm basis. No-notice service is a new service offered as a result of Order 636. No-notice service grants Utilities the right to take more or less gas than is actually nominated up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

     Utilities' portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                          Firm               Firm
                       Transportation       Storage       No-Notice

Northern:
  Volume (Dth/day)         140,996          48,218          10,000
  Expiration date         10/31/97        10/31/97        10/31/97

Natural:
  Volume (Dth/day)          28,605          37,467          10,000
  Expiration date       11/30/2000        11/30/95        11/30/95

ANR:
  Volume (Dth/day)          60,737          19,180           5,000
  Expiration date       10/31/2003      10/31/2003      10/31/2003


      In  addition  to firm storage with pipelines,  Utilities
also  contracts  for  firm  storage  from  Llano,  Inc.   This
contract calls for peak day deliveries of 18,667 Dth/day and expires May 31, 1997.

      Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1994, Utilities' maximum daily load occurred on January 17, 1995, with total system flow of approximately 289,000 dekatherms, including transported volumes, and total contract availability of approximately 276,000 dekatherms.

      As a result of Order 636, Utilities accepted assignment of certain gas supply contracts previously held by Northern. Accepting assignment of these contracts resulted in lower costs to Utilities than would have been incurred had Northern bought out the agreements and billed Utilities for its share of such costs.

      Contracts assigned to Utilities from Northern have maximum delivery requirements of 23,147 Dth, and minimum take requirements of 5,851 Dth, under contracts with remaining lengths of up to six years.

      Additional firm gas supply agreements were independently negotiated by Utilities. These gas supply agreements have maximum and minimum obligations as follows:


                            Maximum               Minimum
                         Daily Quantity        Daily Quantity
                           (Dth/day)             (Dth/day)

     Northern                55,410                29,983
     Natural                 21,575                18,812
     ANR                     25,000                18,500


      These gas supply contracts have expiration dates ranging from five months to five years.

      Rates charged by Utilities' pipeline suppliers are subject to regulation by the FERC. A purchased gas adjustment clause (PGA) allows Utilities to adjust customer rates as a result of changes in the cost of gas purchased. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the PGA.

      NUCLEAR REGULATORY COMMISSION (NRC) AND OTHER NUCLEAR MATTERS. As an owner and the operator of a nuclear generating unit at the DAEC, Utilities is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations.

     The operation and design of nuclear power plants is under constant review by the NRC. Utilities has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated.

      Utilities will be conducting an inspection during the 1995 refueling outage of the DAEC reactor core internals. This is in response to cracking identified in similar reactors. If cracking is identified, repairs will be completed either at the time discovered or during the 1996 refueling outage depending upon the type of repair required. It is estimated that such repairs, if necessary, would cost approximately $3.0 million.

      The large amount of change in regulations, designs and procedures that occur for a nuclear power plant over a period of time presents a difficult task to ensure that all affected design information documents, procedures and specifications are continually updated. Utilities has developed a Configuration Management Plan and a Design Basis Program which are designed to coordinate control of the updating and maintenance of plant documents to ensure regulatory requirements are met. The first phase of this effort has been completed and work is now under way on the second phase. Through 1994, $4.3 million had been spent on the second phase. It is expected that an additional $1.1 million will be expended through 1996.

      The NRC has expressed concern to licensees over use of thermolag fire proofing material in nuclear power plants. Utilities has spent $0.7 million through 1994 and anticipates spending an additional $1.0 million through 1997 to identify and resolve deficiencies.

      Under  the  Price-Anderson Amendments Act of 1988  (1988
Act), Utilities currently has the benefit of $8.9 billion of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

      As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover replacement power expenses for participating utilities arising from a possible nuclear plant accident. Utilities is a participant in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

      To provide this coverage, a nuclear utility mutual insurance company known as Nuclear Electric Insurance Limited
(NEIL) was formed. Under Utilities' policy, following a 21 week waiting period from the time of an accident, coverage of up to 100% of estimated replacement power costs for an ensuing one year period is provided and up to 80% of that amount will be provided for a second and third year. The annual premium cost to Utilities is estimated to be less than the cost of replacement power for one week.

      Utilities currently carries primary property insurance coverage on the DAEC facility of $500 million with the Nuclear Insurance Pools (American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters). Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, Utilities obtained excess property insurance through the Nuclear Insurance Pools and NEIL as it became available. The Nuclear Insurance Pools excess insurance now provides
$850 million of coverage after losses exceed $500 million. The NEIL excess insurance provides an additional $1.4 billion of coverage after losses exceed $1.35 billion. These policies bring the total property coverage to $2.75 billion. The NEIL policy limits include $250 million for premature decommissioning.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 12(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, Utilities elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1994.

      The NRC has a backlog of generic and unresolved safety issues which it is currently studying. Resolution of such issues may require additional modifications to the DAEC.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

     NATIONAL ENERGY POLICY ACT. In 1992, the National Energy Policy Act of 1992 (Energy Act) was enacted. In addition to the assessments for the Uranium Enrichment Decontamination and Decommissioning Fund discussed in Note 12(f) of the Notes to Consolidated Financial Statements, the Energy Act addresses a wide range of energy issues. Title VII of the Energy Act creates exemptions from regulation under PUHCA and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for wholesale sales. In addition, PUHCA has been amended to allow utilities to compete on a global scale with foreign entities to own and operate generation, transmission and distribution facilities. The Energy Act also gives FERC the authority to order investor owned utilities to transmit power and energy to or for wholesale purchasers and sellers. FERC may also require electric utilities to increase their transmission capacity to provide these services. The new law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales.

     The IUB has initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." The purpose is to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons and entities with an interest or stake in the issues.
Informal  discussions among the parties will  be  held.   Such
discussions are not expected to produce any specific actions by the IUB at this time. The Company is unable to predict the ultimate impact the Energy Act or the IUB's Notice of Inquiry will have on its operations.

      See Item 7. "Management's Discussion and Analysis of the
Results of Operations and Financial Condition" for more information.


 ELECTRIC OPERATING COMPARISON
                                                                                                             FIVE-YEAR
                                                                                                              COMPOUND
                                                                                                              RATE OF
                                   1994         1993         1992         1991         1990         1989     GROWTH (1)
Operating revenue (000's):
  Residential and Rural           $ 200,629    $ 206,561    $ 177,625    $ 189,194    $ 185,302    $ 175,899
  Commercial                        146,086      145,898      124,829      124,320      119,908      112,662
  Industrial                        143,944      137,595      103,886      100,733       97,788       94,222
  Street lighting and public
    authorities                       6,504        6,098        5,410        6,332        6,478        6,282
      Total from ultimate
        consumers                   497,163      496,152      411,750      420,579      409,476      389,065
  Sales for resale                   19,195       20,254       18,602       19,745       19,582       18,214
  Off-system                         18,077       29,400       28,304       36,596       31,144       28,281
  Other                               2,892        4,715        4,343        5,658        3,047        2,973
                                  $ 537,327    $ 550,521    $ 462,999    $ 482,578    $ 463,249    $ 438,533

Energy sales (000's Kwh):
  Residential and Rural           2,493,702    2,528,220    2,158,768    2,367,979    2,254,913    2,222,152        2.3%
  Commercial                      2,148,302    2,078,635    1,771,357    1,764,495    1,686,132    1,626,046        5.7%
  Industrial                      4,014,821    3,674,217    2,612,803    2,467,533    2,312,109    2,236,388       12.4%
  Street lighting and public
  authorities                        67,029       63,174       60,991       87,022       88,305       86,635       -5.0%
    Total to ultimate consumers   8,723,854    8,344,246    6,603,919    6,687,029    6,341,459    6,171,221        7.2%
  Sales for resale                  567,721      561,276      528,752      557,180      538,677      500,253        2.6%
    Sales of electricity to
      customers                   9,291,575    8,905,522    7,132,671    7,244,209    6,880,136    6,671,474        6.8%
  Off-system                      1,137,219    2,068,015    2,275,616    2,738,159    2,282,204    1,959,828      -10.3%
                                 10,428,794   10,973,537    9,408,287    9,982,368    9,162,340    8,631,302        3.9%

Sources of electric energy (000's Kwh):
  Generation:
    Fossil, primarily coal        5,522,966    5,356,930    4,317,154    4,758,720    4,354,697    4,063,974
    Nuclear  (2)                  2,875,867    2,264,507    2,402,501    2,902,768    2,108,100    2,228,068
    Hydro                             8,205        7,201        7,579        6,547        4,195        1,902
                                  8,407,038    7,628,638    6,727,234    7,668,035    6,466,992    6,293,944
    Purchases                     2,646,673    3,949,296    3,322,182    2,994,216    3,282,886    2,891,808
                                 11,053,711   11,577,934   10,049,416   10,662,251    9,749,878    9,185,752

Net capability at time of peak load (Kw):
    Generating capability         1,741,100    1,733,700    1,718,600    1,719,150    1,684,700    1,633,000
    Purchase capability             280,000      248,000      207,000      227,000      179,000      170,000
    Capacity credits (3)                  0            0            0            0       18,960       20,650
                                  2,021,100    1,981,700    1,925,600    1,946,150    1,882,660    1,823,650        2.1%

    Net peak load (Kw) (4)        1,779,627    1,716,380    1,425,441    1,607,606    1,547,826    1,486,243        3.7%


Number of customers at year-end     330,405      327,265      325,172      305,663      304,265      302,632        1.8%

Revenue per Kwh (excluding
  off-system) in cents                 5.59         5.85         6.09         6.16         6.28         6.15       -1.9%


(1) The five-year compound growth rates include the effect of the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992.

(2) Represents IES Utilities' 70% undivided interest in the Duane Arnold Energy
    Center,  which is operated by IES Utilities Inc.

(3) Represents capacity credits from municipals served by IES Utilities Inc.

(4) 60 minutes integrated.

GAS OPERATING COMPARISON



                                                                                                            FIVE-YEAR
                                                                                                            COMPOUND
                                                                                                             RATE OF
                                      1994        1993        1992        1991        1990        1989       GROWTH
Operating revenue (000's):
    IES Utilities Inc.:
       Residential                   $  82,795   $  90,462   $  78,685   $  74,114   $  66,513   $  68,751
       Commercial                       40,912      45,528      39,780      37,613      35,378      38,035
       Industrial                       12,515      15,593      18,649      17,383      21,500      25,172
                                       136,222     151,583     137,114     129,110     123,391     131,958
       Other                             2,811       2,735       2,341       1,908       1,884       1,923
           Total revenues              139,033     154,318     139,455     131,018     125,275     133,881
    Industrial Energy
      Applications, Inc.                26,536      27,605      27,627      15,219       6,808       1,049
                                     $ 165,569   $ 181,923   $ 167,082   $ 146,237   $ 132,083   $ 134,930


Energy sales (000's dekatherms):
   IES Utilities Inc.:
      Residential                       15,766      16,971      15,098      15,571      14,315      15,878       -0.1%
      Commercial                         9,298      10,133       8,479       9,389       8,798       9,854       -1.2%
      Industrial                         4,010       4,618       6,175       5,980       6,640       7,409      -11.6%
                                        29,074      31,722      29,752      30,940      29,753      33,141       -2.6%
      Industrial - transported
        volumes                          8,901       7,284       7,283       6,189       6,733       6,909        5.2%
          Total volumes delivered       37,975      39,006      37,035      37,129      36,486      40,050       -1.1%
   Industrial Energy
     Applications, Inc.                 14,443      12,493      14,830       7,666       4,465         624       87.5%
                                        52,418      51,499      51,865      44,795      40,951      40,674        5.2%

Operating statistics for IES Utilities Inc.:
    Cost per dekatherm of gas
        purchased for resale         $    3.31   $    3.49   $    3.36   $    3.10   $    3.23   $    2.95

    Peak daily sendout in dekatherms   288,352     268,419     254,989     266,344     272,089     311,600       -1.5%


Number of customers at year-end        172,829     170,719     167,813     164,078     161,794     160,792        1.5%

Revenue per dekatherm sold
  for IES Utilities Inc.
  (excluding transported volumes)    $    4.69   $    4.78   $    4.61   $    4.17   $    4.15   $    3.98        3.3%


Item 2. Properties

      Industries has no significant properties other than common stock of affiliates, temporary cash investments and cash surrender value of corporate life insurance policies.

      Utilities'   principal electric generating  stations  at
December 31, 1994, are as follows:

       Name and Location           Major Fuel     Net Kilowatts Accredited
           of Station                Type           Generating Capability

Duane Arnold Energy Center,
  Palo, Iowa                        Nuclear                        360,500 (1)
Ottumwa Generating Station,
  Ottumwa, Iowa                     Coal         343,440 (2)
Prairie Creek Station,
  Cedar Rapids, Iowa                Coal         234,000
Sutherland Station,
  Marshalltown, Iowa                Coal         143,000
Sixth Street Station,
  Cedar Rapids, Iowa                Coal          71,000
Burlington Generating Station,
  Burlington, Iowa                  Coal         211,800
George Neal Unit 3,
  Sioux City, Iowa                  Coal         144,200 (3)
     Total Coal                                                  1,147,440

Peaking Turbines,
  Marshalltown, Iowa                Oil          156,000
Centerville Combustion Turbines,
  Centerville, Iowa                 Oil           49,000 (4)
Diesel Stations, all in Iowa        Oil           12,200
    Total Oil                                                      217,200

Grinnell Station, Grinnell, Iowa    Gas           47,200
Agency Street Combustion Turbines,
  West Burlington, Iowa             Gas           65,000 (4)
Burlington Combustion Turbines,
  Burlington, Iowa                  Gas           16,600
    Total Gas                                                     128,800

Total generating capability                                     1,853,940


     (1)  Represents Utilities' 70% ownership interest in this
          515,000   Kw  generating  station.   The  plant   is
          operated by Utilities.

     (2)  Represents Utilities' 48% ownership interest in this
          715,500   Kw  generating  station.   The  plant   is
          operated by Utilities.

     (3) Represents Utilities' 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

     (4) Effective December 31, 1994, all of the assets of Terra Comfort were sold to Utilities, including the Centerville and Agency Street Combustion Turbines.


       At December 31, 1994, the transmission lines of Utilities, operating from 34,000 to 345,000 volts, approximated 4,390 circuit miles (all located in Iowa). Utilities owned 108 transmission substations (all located in
Iowa) with a total installed capacity of 8,415.7 MVa and 466 distribution substations (all located in Iowa) with a total installed capacity of 2,545.8 MVa.

     Subsidiaries other than Utilities also own property which primarily represents investments in transportation, oil and gas and real estate properties.

     The Company's principal properties are suitable for their
intended  use.   Utilities'  principal  properties  are   held
subject  to liens of indentures relating to its First Mortgage
Bonds.

Item 3.  Legal Proceedings

       Industries, IES Energy, MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit have answered the complaint and denied liability. All of the defendants believe that the claims are without merit and are vigorously contesting them. The trial has been continued to an unspecified date, pending a decision in the appeal related to a separate suit discussed below.

      The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section
490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cent per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision has been appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. A decision on the appeal is not expected before the fourth quarter of 1995.

      Reference is made to Notes 3 and 12 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and environmental matters. Also see Item 1. "Business - Environmental Matters" and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                            PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters

          (a)   Price  Range  of  Common Stock  and  Dividends
                Declared

      IES Industries Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol "IES." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of IES Industries Common Stock as reported on the NYSE Composite Tape based on published financial sources, and the dividends declared per share on IES Industries Common Stock.

IES Industries Common Stock
                             High Sale       Low Sale       Dividend  (i)
1994
    First Quarter             $ 31 3/8      $ 27             $ .525
    Second Quarter              29            25 1/2           .525
    Third Quarter               28 3/8        24 7/8           .525
    Fourth Quarter              26 5/8        24 3/4           .525

1993
    First Quarter               31 1/8        28 3/8           .525
    Second Quarter              32 5/8        28 5/8           .525
    Third Quarter               34 1/4        31 1/4           .525
    Fourth Quarter              34            29 1/8           .525



          (i) The Company has paid regular quarterly dividends on its common stock since April 1, 1950. Although the Company's practice has been to pay dividends quarterly, the time of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

     (b)  Approximate Number of Equity Security Holders

                                       Approximate Number of Record
          Title of Class             Holders (as of December 31, 1994)

       Common Stock, no par value                32,567


     (c)  Restriction on Payment of Dividends

       Under terms of the Fifty-fifth and Fifty-sixth Supplemental Indentures relating to Utilities' Series W and Series X First Mortgage Bonds, Utilities agreed that no cash dividends shall be paid or declared, nor shall any distribution be made on any capital stock, nor shall any shares of such stock be purchased, redeemed or otherwise acquired for any consideration by Utilities or any subsidiary of Utilities, if after immediately giving effect to such payment, distribution or retirements, (A) the principal amount of all outstanding defined Unsecured Indebtedness of Utilities exceeds 20% of defined Total Capitalization, or (B) the aggregate amount of all such payments, distributions and retirements made since December 31, 1987, exceeds net income of Utilities since December 31, 1987, plus $50,000,000. Pursuant to these terms, at December 31, 1994, $18,209,000 of Utilities' retained earnings was restricted as to the payment of cash dividends. Utilities may periodically pay cash dividends on any shares of its preferred or preference stock at any time issued and outstanding, provided that all such payments shall be included in the above payments as determined since December 31, 1987.

      The  Series  W  and Series X First Mortgage  Bonds  both
mature  in  1995.   Once such maturities are completed,  there
will no longer be any restrictions on Utilities' retained earnings.

Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1994-1992.

      The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company, as discussed in Note 2 of the Notes to Consolidated Financial Statements. The 1990 results were affected by a pre-tax gain of $66 million on the sale of Telecom*USA stock. The 1989 results were affected by a $5.0 million pre-tax estimated liability to pipeline suppliers recorded in 1988 and eliminated in 1989 when the issue was favorably resolved.

      The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.


SELECTED CONSOLIDATED FINANCIAL DATA

                                            1994          1993        1992         1991        1990          1989
Income statement data (000's):
    Operating revenue                  $   785,864   $   801,266 $   678,296  $   661,538 $   624,214   $   599,838
    Operating income                       147,933       151,269     109,024      103,357      98,043       106,592
    Net income                              66,818        67,938      48,711       44,657      80,330*       53,565

Common stock data (per share
except percentages):
    Earnings                           $      2.34   $      2.45 $      1.92  $      1.85 $      3.37*  $      2.27
    Dividends declared                        2.10          2.10        2.10         2.03        1.82          1.77
    Return on average common equity          11.5%         12.4%       10.3%         9.7%       18.4%         13.2%
    Market price at year-end           $     25.25   $     31.25 $     29.50  $     27.25 $     27.75   $     27.63
    Book value at year-end                   20.56         20.21       18.89        19.07       19.15         17.52
    Ratio of market price to book value
        at year-end                           123%          155%        156%         143%        145%          158%

Capitalization:
    Common equity                              50%           51%         48%          50%         53%           49%
    Preferred and preference stock               2             2           2            3           3             4
    Long-term debt                              48            47          50           47          44            47
                                              100%          100%        100%         100%        100%          100%


Other selected financial data:
    Total assets (000's)               $ 1,843,989   $ 1,699,819 $ 1,594,382  $ 1,448,492 $ 1,400,802   $ 1,342,615
    Non-utility assets (000's)             198,621       152,841     155,144      145,283     141,739       127,684
    Long-term obligations (000's)          626,011       577,611     553,257      507,921     462,798       472,760
    Construction and acquisition
        expenditures (000's)               201,552       163,644     191,834**    119,821     103,154        87,381
    Times interest earned before
        income taxes                          3.38          3.38        2.63         2.69        4.45          3.10

Selected financial data for
IES Utilities Inc.:
    Utility plant in service (000's)   $ 2,042,179   $ 1,932,558 $ 1,852,733  $ 1,680,108 $ 1,587,886   $ 1,475,550
    Accumulated depreciation (000's)       880,888       813,312     759,754      691,015     639,211       579,160
    Construction and acquisition
        expenditures (000's)               148,062***    113,212     171,013**    105,009      95,075        79,919
    Times interest earned before
        income taxes                          3.39          3.64        2.67         2.93        3.04          3.36
    Electric Kwh sales
        (excluding off-system) (000's)   9,291,575     8,905,522   7,132,671    7,244,209   6,880,136     6,671,474
    Gas Dth sales (including
        transported volumes) (000's)        37,975        39,006      37,035       37,129      36,486        40,050

* Includes the effects of a $66 million pre-tax gain on sale of Telecom*USA stock.

** Includes $61 million for the acquisition of the Iowa service territory from Union Electric Company.

***  Includes $9.2 million of acquisitions from affiliated companies.


Item 7.


             MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Industries Inc. (Industries) and its consolidated subsidiaries (the Company).

                     RESULTS OF OPERATIONS

      Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). The Company's net income decreased $1.1 million during 1994 and increased $19.2 million during 1993. Earnings per average common share declined from $2.45 in 1993 to $2.34 in 1994 because of the lower net income and the effect of increased average common shares outstanding. The 1994 results were affected by milder than normal weather, particularly during the summer months. The 1993 results reflect Utilities' acquisition of the Iowa service territory of Union Electric Company (UE) (as discussed in Note 2 of the Notes to Consolidated Financial Statements) and a return to more normal weather conditions in Utilities' service territory from that experienced in 1992. The 1993 results also reflect the recording of certain property write-downs at Diversified and a $2.5 million contribution to the IES Industries Charitable Foundation. The 1992 results were adversely affected by extremely cool summer weather and a mild winter in Utilities' service territory.

      The Company's operating income decreased $3.3 million during 1994 and increased $42.2 million during 1993. Reasons for the changes in the results of operations are explained in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) as compared with the prior year as follows:

                                             1994       1993
                                             ($ in millions)

Electric revenues                           $ (13.2)   $ 87.5

Electric sales (excluding off-system sales):
    Residential and Rural                      (1.4%)    17.1%
    Commercial                                  3.4%     17.4%
    Industrial                                  9.3%     40.6%
Total                                           4.3%     24.9%


     The 1994 Kwh sales were adversely affected by milder than normal weather, particularly during the summer months. The largest effect of weather was on sales to residential and rural customers. Under normal weather conditions, 1994 sales would have been flat and total sales (excluding off-system sales) would have increased 4.8%, compared to 1993 actual sales. The growth in commercial and industrial sales continues to reflect the underlying strength of the economy as several major industrial expansions in Utilities' service territory were announced in 1994.

       The 1993 sales increases are attributable to the acquisition of the UE territory and a return to more normal weather conditions. After adjusting for these items, underlying total electric sales (excluding off-system sales) increased 6% in 1993, which reflects the economic growth in the industrial and commercial customer base.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the EAC.

       The decrease in the 1994 electric revenues is attributable to lower fuel costs collected through the EAC, lower off-system sales to other utilities and the effect of the mix of sales between lower margin industrial customers and higher margin residential and rural customers. Increased total sales (excluding off-system sales) partially offset the effects of the above items. The increase in electric revenues for 1993 is primarily because of the higher sales and increased recovery of fuel costs through the EAC.

      See  Note  3(a)  of the Notes to Consolidated  Financial
Statements for a discussion of Utilities' 1994 electric rate case.

                         GAS REVENUES

      Gas revenues increased or (decreased) as compared with the prior year as follows:


                                                   1994       1993
                                                    (in millions)

Gas revenues:
    Utilities                                    $ (15.3)   $ 14.9
    Industrial Energy Applications, Inc. (IEA)      (1.1)     (0.1)
                                                 $ (16.4)   $ 14.8


      Utilities' gas sales in therms (including transported volumes), which also reflect the effects of weather, decreased 2.7% in 1994 and increased 5.3% in 1993. Adjusting for the effects of weather, Utilities' gas sales decreased 1.8% and 1.5% in 1994 and 1993, respectively.

      Utilities' gas tariffs include purchased gas  adjustment
clauses (PGA) that are designed to currently recover the  cost
of  gas  sold.   See  Note 1(k) of the Notes  to  Consolidated
Financial Statements for discussion of the PGA.

      Utilities' gas revenues decreased in 1994 primarily because of lower gas costs recovered through the PGA and, to a lesser extent, the effect of the lower sales. Gas revenues increased in 1993 substantially because of increased costs of gas recovered through the PGA, the effect of gas rate increases that became effective in September 1992 and the sales increase.

      The decrease in IEA's gas revenues in 1994 also reflects the lower price of natural gas. Despite an increase of 16% in gas volumes, revenues decreased by $1.1 million.

                        OTHER REVENUES

      Other revenues increased $14.1 million and $20.6 million during 1994 and 1993, respectively, largely because of increased revenues at Whiting Petroleum Company (Whiting) and Diversified's other subsidiaries, primarily in the energy and transportation industries. In addition, approximately $10 million of the 1993 increase related to the acquisition of certain resort properties in March 1993; Diversified previously held an equity interest in a company that owned the properties. Utilities' steam revenues also contributed to the 1993 increase.

                      OPERATING EXPENSES

      Despite an increase in the amount of Kwh generation from a year ago, fuel for production decreased $1.8 million in 1994 largely because of lower average fuel prices and the effect of lower fuel cost recoveries through the EAC, which are included in fuel for production. Generation at Utilities' generating stations increased because of the increase in electric Kwh sales and because of increased availability of Utilities'
nuclear  generating  station, the Duane Arnold  Energy  Center
(DAEC), which was down for part of 1993 because of a scheduled refueling outage. There were refueling outages in 1993 and 1992, but no such outage in 1994. Fuel for production increased $14.3 million in 1993 because of increased availability of Utilities' fossil-fueled generating stations, which experienced extended maintenance outages in 1992, and because of increased sales.

      Purchased power decreased $24.7 million in 1994 because of lower off-system sales to other utilities, increased generation at Utilities' generating stations and the expiration, in April 1993, of a purchase power agreement with the City of Muscatine. Purchased power increased $18.7 million in 1993, of which approximately $14.7 million represents increased energy purchases and approximately $4.0 million is a net increase in capacity charges. The increase in energy purchases is because of the increased Kwh sales. The increased capacity costs reflect the contracts associated with the acquisition of the UE service territory, partially offset by the expiration of the purchase power agreement with the City of Muscatine. (See Note 12(b) of the Notes to Consolidated Financial Statements).

      Gas purchased for resale decreased $15.0 million in 1994 because of lower gas costs and lower gas sales at Utilities. Gas purchased for resale increased $7.6 million during 1993 primarily because of increased per unit gas costs at Utilities and the increased sales.

      Other operating expenses increased $14.2 million and $20.3 million in 1994 and 1993, respectively. The 1994 increase is primarily attributable to increases in labor and benefits costs, nuclear operating costs, former manufactured gas plant (FMGP) clean-up costs and information technology costs at Utilities, and increased operating activities at Whiting. The 1993 increase is primarily because of increased labor and benefits costs at Utilities and increased operating activities at several of Diversified's subsidiaries, including IEA and Whiting. In addition, $9 million of the 1993 increase is attributable to the resort properties acquired in March 1993.

      Maintenance expenses increased $3.9 million and $7.5 million during 1994 and 1993, respectively. The 1994 increase is primarily because of increased labor costs and maintenance at the DAEC, partially offset by lower maintenance at Utilities' fossil-fueled generating stations. The 1993 increase is primarily because of increased maintenance at Utilities' fossil-fueled generating stations and the DAEC.

     Depreciation and amortization increased during both years because of increases in utility plant in service, increased amortization and depreciation of oil and gas properties and, in 1993, the acquisition of the UE territory on December 31, 1992. An increase in the average gas utility property depreciation rate, resulting from an updated depreciation study, also contributed to the 1993 increase. Depreciation and amortization expenses for all years include $5.5 million for the DAEC decommissioning provision, which is collected through rates.

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. (See Note 1(g) of the Notes to Consolidated Financial Statements for a discussion of Utilities' proposal for collection of decommissioning costs included in its current rate filing).

      Taxes other than income taxes increased $1.9 million and $4.8 million during 1994 and 1993, respectively, largely because of increased property taxes. The 1993 increase is related, in part, to the acquisition of the UE service territory.

                  INTEREST EXPENSE AND OTHER

      Interest expense increased $1.6 million during 1994 primarily because of an increase in the average amount of debt outstanding. Interest expense decreased $1.0 million in 1993 because of a lower average interest rate, partially offset by an increase in the average amount of debt outstanding. The lower average interest rate reflects the refinancing of certain long-term debt issues at lower rates and lower cost short-term borrowings outstanding for interim periods between the redemption of certain long-term debt series and the issuance of their long-term replacements.

      Miscellaneous, net reflects income of $3.5 million and $7.5 million in 1994 and 1992, respectively, and expense of $2.9 million in 1993. The comparability of the years was significantly  affected  by the following  1993  transactions:
(1) certain property write-downs at Diversified, (2) a contribution to the IES Industries Charitable Foundation, (3) a loss on the defeasance of Industries' debentures, and (4) gains on the sale of assets at Whiting and IEA aggregating $2.6 million. In 1994, a gain on the sale of an investment by one of Diversified's subsidiaries, net of lower interest income, also contributed to the increase in income over 1993.

     Federal and state income taxes increased $4.5 million and $13.2 million in 1994 and 1993, respectively. The increase in 1994 is largely because of the effect of property related temporary differences for which deferred taxes had not been provided that are now becoming payable. The 1993 increase results from an increase in taxable income and an increase of 1% in the Federal statutory income tax rate. Adjustments of $1.5 million, recorded in the second quarter of 1992, to previously recorded tax reserves also affected the comparability of 1993 with the prior period.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. Although various states throughout the country are currently exploring the possibility of expanded competition in the retail electric energy market, there is no significant activity underway in Iowa.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, on-going cost reductions and productivity enhancements. The Company recently initiated a major project to review and redesign its business processes with the primary goals being reduced operating costs, increased efficiency and enhanced customer service.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and sinking fund requirements and the level of Diversified's business opportunities. The Company's pre-tax ratio of earnings to fixed charges was 3.38, 3.38 and 2.63 in 1994-1992, respectively. In 1994, cash flows from operating activities were $216 million. These funds were primarily used for construction and acquisition expenditures and for energy efficiency program costs mandated by the Iowa Utilities Board
(IUB).

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. (See Notes 3 and 12 of the Notes to Consolidated Financial Statements).

     Access to the long-term and short-term capital and credit
markets  is  necessary  for obtaining funds  externally.   The
Company's debt ratings are as follows:


                                      Moody's      Standard & Poor's

     Utilities   - Long-term debt       A1                A
                 - Short-term debt      P1               A1

     Diversified - Short-term debt      P2               A2


      Utilities' liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the FMGP issue, the Clean Air Act as amended, the National Energy Policy Act of 1992 and Federal Energy Regulatory Commission
(FERC) Order 636, as discussed in Note 12 of the Notes to Consolidated Financial Statements. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At December 31, 1994, Utilities had $35 million of such costs recorded as regulatory assets. Under provisions of the IUB rules, Utilities made its initial filing for recovery of the costs in August 1994. See Note 3(b) of the Notes to Consolidated Financial Statements for a discussion of the filing.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $202 million for 1995, of which approximately $163 million represents expenditures at Utilities and approximately $39 million represents expenditures at Diversified. Of the $163 million of Utilities' expenditures, 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. Diversified's anticipated expenditures include approximately $26 million at Whiting. In addition to the $163 million, Utilities anticipates expenditures of
$13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures.

      The Company's levels of construction and acquisition expenditures are projected to be $230 million in 1996, $209 million in 1997, $235 million in 1998 and $227 million in 1999. It is estimated that approximately 70% of construction expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1995-1999.

      Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements,
which   Utilities  intends  to  meet  by  pledging  additional
property, the following long-term debt will mature prior to December 31, 1999:

                                                 (in millions)
   Issue:
     Utilities                                      $ 173.7
     Diversified's variable rate credit facility       80.5
     Other subsidiaries' debt                          11.7
                                                    $ 265.9

     The Company intends to refinance the majority of the debt maturities with long-term securities.

      In order to provide an up-to-date instrument for the issuance of bonds, notes or other evidence of indebtedness, Utilities has entered into an Indenture of Mortgage and Deed of Trust dated September 1, 1993 (New Mortgage). The lien of the New Mortgage is subordinate to the lien of Utilities' first mortgages until such time as all bonds issued under the first mortgages have been retired and such mortgages satisfied. The New Mortgage provides for, among other things, the issuance of Collateral Trust Bonds upon the basis of First Mortgage Bonds being issued by Utilities. Accordingly, to the extent that Utilities issues Collateral Trust Bonds on the basis of First Mortgage Bonds, it must comply with the requirements for the issuance of First Mortgage Bonds under Utilities' first mortgages. Under the terms of the New Mortgage, Utilities has covenanted not to issue any additional First Mortgage Bonds under its first mortgages except to provide the basis for issuance of Collateral Trust Bonds.

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At December 31, 1994, such restrictions would have allowed Utilities to issue $320 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt and is currently authorized by the SEC to issue $50 million of long-term debt under an existing registration statement. Utilities expects to replace two series of First Mortgage Bonds that mature in 1995 with other long-term securities.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under
the  agreement  and  for issuances of commercial  paper.   The
interest rate options are based upon quoted market rates and the maturities are less than one year. At December 31, 1994, $12 million was borrowed under this facility, bearing an interest rate of 6.44%, maturing in January 1995. Diversified also had $68.5 million of commercial paper outstanding at December 31, 1994, with interest rates ranging from 6.27% to 6.38% and maturity dates in the first quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at December 31, 1994, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock which may be issued. At December 31, 1994, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at December 31, 1994.

      The Company's capitalization ratios at year-end were as follows:

                          1994          1993

     Long-term debt        48%           47%
     Preferred stock        2             2
     Common equity         50            51
                          100%          100%


               The  1994 ratios include $100 million  of
        Utilities' First Mortgage Bonds maturing in 1995
        that  are  classified as a current liability  in
        the  Consolidated Balance Sheets, but which  are
        expected   to   be  refinanced  with   long-term
        securities.



                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At December 31, 1994, Utilities had outstanding short-term borrowings of $55.5 million, including $18.5 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1994, Utilities had sold $54 million under the agreement.

      At December 31, 1994, the Company had bank lines of credit aggregating $77.7 million (Industries - $1.5 million, Utilities - $67.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $37 million of its lines to support commercial paper (weighted average interest rate of 6.13%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which
restrict  the  unused lines of credit.   In  addition  to  the
above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1994, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by either the Iowa Department of Natural Resources
(IDNR), the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA) for 28 FMGP sites. Utilities believes that it is not responsible for two of the sites for which it has been designated a PRP. Utilities has another FMGP site for which it has not yet been formally designated as a PRP. Utilities is working pursuant to the requirements of the IDNR, MPCA and EPA to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the remaining 27 sites in order to protect public health and the environment. In addition, Utilities has recently become aware that two additional sites may exist, but it has not yet been able to determine if any liability may exist.

      Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. The investigation process is scheduled to begin in 1995 or 1996 for the two other sites. In 1994, Utilities received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated soil, surface and ground water needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

      Utilities has recorded environmental liabilities related to the FMGP sites of $31 million (including $4.3 million as current liabilities) at December 31, 1994. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed. For those sites where the investigation is in its earlier stages or has not started, the liability represents the minimum of the estimated cost range. All investigations are expected to be completed by 1999 and site-specific remediations, based on recommendations from the IDNR, MPCA and EPA, are anticipated to be completed within three years after the completion of the investigations of each site. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1994. Regulatory assets of $31.0 million have been recorded in the Consolidated Balance Sheets, which reflect the future recovery that is being provided through Utilities' rates. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures at approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

     The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $12.0 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage, pursuing other off-site storage and supporting legislation to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1994, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $0.1 million at December 31, 1994, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                      EFFECTS OF INFLATION

      Under the rate making principles prescribed by the regulatory commissions to which Utilities is subject, only the historical cost of plant is recoverable in revenues as depreciation. As a result, Utilities has experienced economic losses equivalent to the current year's impact of inflation on utility plant.

     In addition, the regulatory process imposes a substantial time lag between the time when operating and capital costs are incurred and when they are recovered. Utilities does not expect the effects of inflation at current levels to have a significant effect on its results of operations.

  Selected Consolidated Quarterly Financial Data (unaudited)

      The following unaudited consolidated quarterly data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Utilities' results of operations are a significant portion of the consolidated results. The quarterly amounts were affected by seasonal weather conditions. The comparability of earnings per average common share is affected by the sale of 2.3 million shares to the public in the first quarter of 1993 as discussed in Note 8 of the Notes to Consolidated Financial Statements.

                                         Quarter Ended
                           March        June     September     December
                             31          30          30          31
                             (in thousands, except per share amounts)
1994
  Operating revenues     $ 211,621  $  171,117  $  207,345  $  195,781
  Operating income          35,694      28,436      56,700      27,103
  Net income                15,144      10,858      28,009      12,807
  Earnings per average
    common share              0.53        0.38        0.98        0.45

1993
  Operating revenues     $ 213,077  $  170,470  $  212,052  $  205,667
  Operating income          34,514      27,455      57,767      31,533
  Net income                13,935      11,740      27,957      14,306
  Earnings per average
    common share              0.53        0.42        0.99        0.51


Item 8.  Financial Statements and Supplementary Data

     Information required by Item 8. begins on page 59.

                     REPORT OF MANAGEMENT

      The Company's management has prepared and is responsible for the presentation, integrity and objectivity of the consolidated financial statements and related information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, include estimates that are based upon management's judgment and the best available information, giving due consideration to materiality. Financial information contained elsewhere in this report is consistent with that in the consolidated financial statements.

      The Company maintains a system of internal accounting controls which it believes is adequate to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management authorization and the financial records are reliable for preparing the consolidated financial statements. The system of internal accounting controls is supported by written policies and procedures, by a staff of internal auditors and by the selection and training of qualified personnel. The internal audit staff conducts comprehensive audits of the Company's system of internal accounting controls. Management strives to maintain an adequate system of internal controls, recognizing that the cost of such a system should not exceed the benefits derived. In accordance with generally accepted auditing standards, the independent public accountants (Arthur Andersen LLP) obtained a sufficient understanding of the Company's internal controls to plan their audit and determine the nature, timing and extent of other tests to be performed. Management is not aware of any material internal control weaknesses.

      The Board of Directors, through its Audit Committee comprised entirely of outside directors, meets periodically with management, the internal auditor and Arthur Andersen LLP to discuss financial reporting matters, internal control and auditing. To ensure their independence, both the internal auditor and Arthur Andersen LLP have full and free access to the Audit Committee.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Industries Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES INDUSTRIES INC. (an
Iowa    corporation)   AND   SUBSIDIARY  COMPANIES   as    of
December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Industries Inc. and Subsidiary Companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As   discussed  in  Note  7  to  the  consolidated   financial
statements, effective January 1, 1993, IES Industries Inc. and subsidiary companies changed their method of accounting for postretirement benefits other than pensions.


                         ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 3, 1995

CONSOLIDATED STATEMENTS OF INCOME
                                                Year Ended December 31
                                           1994           1993          1992
                                      (in thousands, except per share amounts)
Operating revenues:
  Electric                             $   537,327   $   550,521   $   462,999
  Gas                                      165,569       181,923       167,082
  Other                                     82,968        68,822        48,215
                                           785,864       801,266       678,296


Operating expenses:
  Fuel for production                       85,952        87,702        73,368
  Purchased power                           68,794        93,449        74,794
  Gas purchased for resale                 120,795       135,830       128,259
  Other operating expenses                 176,863       162,642       142,348
  Maintenance                               52,841        48,913        41,415
  Depreciation and amortization             86,378        77,012        69,392
  Taxes other than income taxes             46,308        44,449        39,696
                                           637,931       649,997       569,272


Operating income                           147,933       151,269       109,024


Interest expense and other:
  Interest expense                          46,010        44,440        45,426
  Allowance for funds used during
    construction                            -3,910        -1,972        -3,177
  Preferred dividend requirements of
    IES Utilities Inc.                         914           914         1,729
  Miscellaneous, net                        -3,472         2,908        -7,495
                                            39,542        46,290        36,483


Income before income taxes                 108,391       104,979        72,541


Federal and state income taxes              41,573        37,041        23,830


Net income                             $    66,818   $    67,938   $    48,711


Average number of common shares
  outstanding                               28,560        27,764        25,389


Earnings per average common share      $      2.34   $      2.45   $      1.92

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                 Year Ended December 31
                                          1994           1993           1992
                                                     (in thousands)

Balance at beginning of year            $211,750      $ 202,919      $ 202,882
Add:
    Net income                            66,818         67,938         48,711
    Acquisition of Whiting Petroleum
      Corporation                              0              0          5,233

Deduct:
    Cash dividends declared on common
      stock, at a per share rate of
        $2.10 for all years               60,065         59,107         53,350
    Other                                    210              0            557

Balance at end of year
    ($18,209,000 restricted as to
       payment of cash dividends)       $218,293      $ 211,750      $ 202,919

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
                                                            December 31
ASSETS                                                 1994             1993
                                                           (in thousands)
Property, plant and equipment, at original cost:
    Utility -
        Plant in service -
           Electric                               $  1,798,059    $  1,708,757
           Gas                                         158,115         147,956
           Other                                        86,005          75,845
                                                     2,042,179       1,932,558
        Less - Accumulated depreciation                880,888         813,312
                                                     1,161,291       1,119,246
        Leased nuclear fuel, net of amortization        49,731          51,681
        Construction work in progress                   73,339          45,566
                                                     1,284,361       1,216,493
    Other, net of accumulated depreciation
        and amortization of $34,490,000
        and $35,007,000, respectively                  153,795         124,275
                                                     1,438,156       1,340,768


Current assets:
    Cash and temporary cash investments                  4,993           7,465
    Accounts receivable -
        Customer, less reserve                          26,098          33,642
        Other                                           10,388          10,421
    Income tax refunds receivable                        1,330           3,376
    Production fuel, at average cost                    13,988          14,338
    Materials and supplies, at average cost             30,216          29,046
    Adjustment clause balances                           1,433               0
    Regulatory assets                                   20,145          14,225
    Prepayments and other                               34,607          34,265
                                                       143,198         146,778


Investments:
    Nuclear decommissioning trust funds                 33,779          28,059
    Cash surrender value of life insurance policies      8,867           7,562
    Investment in McLeod, Inc.                           7,500           4,500
    Other                                                5,609           4,349
                                                        55,755          44,470


Other assets:
    Regulatory assets                                  192,955         148,592
    Deferred charges and other                          13,925          19,211
                                                       206,880         167,803
                                                  $  1,843,989    $  1,699,819



                                                           December 31
CAPITALIZATION AND LIABILITIES                        1994              1993
                                                          (in thousands)
Capitalization (See Consolidated Statements of
  Capitalization):

    Common stock                                  $    373,490    $    360,301
    Retained earnings                                  218,293         211,750
        Total common equity                            591,783         572,051
    Cumulative preferred stock of IES Utilities Inc.    18,320          18,320
    Long-term debt                                     473,206         522,343
                                                     1,083,309       1,112,714


Current liabilities:
    Short-term borrowings                               37,000          24,000
    Capital lease obligations                           14,385          15,345
    Maturities and sinking funds                       100,422             464
    Accounts payable                                    78,582          53,980
    Accrued interest                                     9,494           9,471
    Accrued taxes                                       44,897          42,368
    Accumulated refueling outage provision              15,196           2,660
    Dividends payable                                   15,839          15,519
    Adjustment clause balances                               0           5,149
    Provision for rate refund liability                      0           8,670
    Environmental liabilities                            5,428           4,871
    Other                                               21,844          23,127
                                                       343,087         205,624


Long-term liabilities:
    Capital lease obligations                           35,346          36,336
    Environmental liabilities                           38,288          21,324
    Other                                               58,793          45,231
                                                       132,427         102,891


Deferred credits:
    Accumulated deferred income taxes                  245,365         236,131
    Accumulated deferred investment tax credits         39,801          42,459
                                                       285,166         278,590


Commitments and contingencies (Note 12)


                                                  $  1,843,989    $  1,699,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                            December 31
                                                      1994               1993
                                                           (in thousands)
Common equity:
    Common stock - no par value - authorized
      48,000,000 shares; outstanding 28,777,046
        and 28,304,188 shares, respectively     $    373,490      $    360,301
    Retained earnings                                218,293           211,750
                                                     591,783           572,051


Cumulative preferred stock of IES Utilities Inc.      18,320            18,320


Long-term debt:
    IES Utilities Inc. -
        Collateral Trust Bonds -
           6% series, due 2008                        50,000            50,000
           7% series, due 2023                        50,000            50,000
           5.5% series, due 2023                      19,400            19,400
                                                     119,400           119,400

        First Mortgage Bonds -
           Series J, 6-1/4%, due 1996                 15,000            15,000
           Series L, 7-7/8%, due 2000                 15,000            15,000
           Series M, 7-5/8%, due 2002                 30,000            30,000
           Series W, 9-3/4%, due 1995                 50,000            50,000
           Series X, 9.42%, due 1995                  50,000            50,000
           Series Y, 8-5/8%, due 2001                 60,000            60,000
           Series Z, 7.60%, due 1999                  50,000            50,000
           6-1/8% series, due 1997                     8,000             8,000
           9-1/8% series, due 2001                    21,000            21,000
           7-3/8% series, due 2003                    10,000            10,000
           7-1/4% series, due 2007                    30,000            30,000
                                                     339,000           339,000

        Pollution control obligations -
            5.75%, due serially 1995 to 2003           3,696             3,920
            5.95%, due 2007, secured by
              First Mortgage Bonds                    10,000            10,000
            Variable rate (5.45% - 5.60% at
              December 31, 1994), due 2000 to 2010    11,100            11,100
                                                      24,796            25,020

        Total IES Utilities Inc.                     483,196           483,420

    IES Diversified Inc. -
        Variable rate credit facility                 80,500            32,000
        Other subsidiaries' debt maturing
          through 2013                                12,584            10,510
                                                     576,280           525,930
    Unamortized debt premium and (discount), net      -2,652            -3,123
                                                     573,628           522,807
            Less - Amount due within one year        100,422               464
                                                     473,206           522,343
                                                $  1,083,309      $  1,112,714

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Year Ended December 31
                                                                              1994         1993            1992
                                                                                      (in thousands)
Cash flows from operating activities:
    Net income                                                           $   66,818    $  67,938      $   48,711
    Adjustments to reconcile net income to net cash flows
        from operating activities -
           Depreciation and amortization                                     86,378       77,012          69,392
           Principal payments under capital lease obligations                16,246       11,429          11,725
           Deferred taxes and investment tax credits                          4,050        9,254          -1,374
           Refueling outage provision                                        12,536       -4,889          -5,503
           Allowance for equity funds used during construction               -2,299         -824          -1,831
           Other                                                              4,859        8,764           1,761
    Other changes in assets and liabilities -
           Accounts receivable                                                6,777       -8,861          -4,000
           Production fuel, materials and supplies                           -1,184        5,836              83
           Accounts payable                                                  21,871        7,984          -3,894
           Accrued taxes                                                      4,575        7,549           7,111
           Provision for rate refunds                                        -8,670         -350           7,528
           Adjustment clause balances                                        -6,582        6,366          -4,122
           Gas in storage                                                     1,135       -2,300          -7,908
           Other                                                              9,206       -7,669           7,136
              Net cash flows from operating activities                      215,716      177,239         124,815


Cash flows from financing activities:
    Dividends declared on common stock                                      -60,065      -59,107         -53,350
    Dividends payable                                                           320        1,727          13,679
    Proceeds from issuance of common stock                                   16,426       79,746          10,726
    Purchase of treasury stock                                               -6,233            0               0
    Proceeds from issuance of long-term debt                                 60,140      146,734         114,400
    Reductions in long-term debt and preferred stock                         -9,790     -126,803         -70,158
    Net change in short-term borrowings                                      13,000      -68,000          51,100
    Principal payments under capital lease obligations                      -16,304      -11,276         -12,337
    Sale of utility accounts receivable                                         800       10,490           7,710
    Other                                                                      -177        1,247             -29
        Net cash flows from financing activities                             -1,883      -25,242          61,741


Cash flows from investing activities:
    Construction and acquisition expenditures -
        Utility                                                            -138,829     -113,212        -171,013
        Other                                                               -62,723      -50,432         -20,821
    Nuclear decommissioning trust funds                                      -5,532       -5,532          -5,532
    Deferred energy efficiency costs                                        -16,157       -9,747          -6,877
    Investments in unconsolidated affiliates                                 -4,956       -5,373            -686
    Proceeds from disposition of assets                                       8,803       28,790           1,106
    Other                                                                     3,089        3,633             642
        Net cash flows from investing activities                           -216,305     -151,873        -203,181


Net increase (decrease) in cash and temporary cash investments               -2,472          124         -16,625


Cash and temporary cash investments at beginning of year                      7,465        7,341          23,966


Cash and temporary cash investments at end of year                       $    4,993    $   7,465      $    7,341


Supplemental cash flow information:
    Cash paid during the year for -
        Interest                                                         $   47,094    $  44,697      $   41,747
        Income taxes                                                     $   36,097    $  22,179      $   23,539

    Noncash investing and financing activities -
        Capital lease obligations incurred                               $   14,297    $  14,605      $    1,973

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (a)  Basis of Consolidation -

       The Consolidated Financial Statements include the accounts of IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company). All subsidiaries for which Industries owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). All significant intercompany balances and transactions, other than energy related transactions affecting Utilities, have been eliminated from the Consolidated Financial Statements. Such energy related transactions are
made   at  prices  that  approximate  market  value  and   the
associated costs are recoverable from Utilities' customers through the rate making process.

      Investments for which the Company has at least a 20% interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in "Interest expense and other - Miscellaneous, net" in the Consolidated Statements of Income.

      Certain prior period amounts have been reclassified on a basis consistent with the 1994 presentation.

     (b)  Regulation -

      Because of its ownership of Utilities, Industries is a holding company under the Public Utility Holding Company Act of 1935, but claims an exemption from all provisions thereof except
Section 9(a)(2), which applies to the purchase of stock of other utility companies. Utilities is subject to regulation by the Iowa Utilities Board (IUB) and the Federal Energy Regulatory Commission (FERC).

     (c)  Regulatory Assets -

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the
Effects of Certain Types of Regulation" (SFAS 71). The regulatory assets represent probable future revenue to Utilities associated with certain incurred costs as these costs are recovered through the rate making process. At December 31, regulatory assets as reflected in the Consolidated Balance Sheets were comprised of the following items:

                                                       1994       1993
                                                        (in millions)

Deferred income taxes (Note 1(d))                    $  90.1     $ 88.6
Environmental liabilities (Note 12(f))                  43.8       25.4
Energy efficiency programs (Note 3(b))                  34.7       18.5
Employee pension and benefit costs (Note 7)             25.0       14.1
FERC Order No. 636 transition costs (Note 12(h))         8.0        5.0
Unamortized loss on reacquired debt                      6.1        6.4
Cancelled plant costs                                    2.4        3.3
Other                                                    3.0        1.5
                                                       213.1      162.8
Classified as "Current assets - regulatory assets"      20.1       14.2
Classified as "Other assets - regulatory assets"    $  193.0    $ 148.6


      Refer to the individual footnotes referenced above for a further discussion of certain items reflected in regulatory assets.

     (d)  Income Taxes -

      The Company follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax liabilities and assets, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates.

       Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits for Utilities have been deferred and are subsequently credited to income over the average lives of the related property.

       Consistent with rate making practices for Utilities, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). Accordingly, Utilities has recorded deferred tax liabilities and regulatory assets, as identified in Note 1(c).

     (e)  Temporary Cash Investments -

      Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments which have maturities of less than 90 days from the date of acquisition.

     (f)  Depreciation of Utility Property, Plant and Equipment -

      The average rates of depreciation for electric and gas properties of Utilities, including Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC), which is being depreciated over a 36-year life using a remaining life method, consistent with current rate making practices, were as follows:


                        1994       1993        1992

        Electric        3.6%       3.5%        3.5%
        Gas             3.8%       3.5%        3.0%


     (g)  Decommissioning of the DAEC -

      Included in Utilities' proposed electric rate increase discussed in Note 3(a) is a proposal to increase the annual recovery of anticipated costs to decommission the DAEC to approximately $9 million annually from the current level of $5.5 million. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The proposal is based on the following assumptions: 1) cost to decommission the DAEC of $252.7 million in 1993 dollars, based on the Nuclear Regulatory Commission (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually to the year 2014, when decommissioning is expected to begin; 3) the prompt dismantling and removal method of decommissioning; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; 5) an average after-tax return of 6.82% for all external investments; and 6) collection of the costs on a straight-line basis, in real terms, through 2014. Current levels of rate recovery: 1) do not recognize estimated future inflation for the entire period prior to commencement of the decommissioning process; 2) assume that decommissioning begins in 2010; and 3) provide recovery on a straight-line basis without considering the effects of inflation. At December 31, 1994, Utilities had $33.8 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $1.0 million in 1994, are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

      See "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of industry issues raised by the staff of the SEC and a Financial Accounting Standards Board review regarding the electric utility industry method of accounting for decommissioning costs.

     (h)  Allowance for Funds Used During Construction -

      The allowance for funds used during construction (AFC), which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1994-1992 were 9.3%, 5.7% and 9.2%, respectively.

     (i)  Oil and Gas Properties -

       Whiting Petroleum Company (Whiting), a wholly-owned subsidiary of Diversified, uses the full cost method of accounting for its oil and gas properties. Accordingly, all costs of acquisition, exploration and development of properties are capitalized. Amortization of proved oil and gas properties is calculated using the units of production method. At December 31, 1994, capitalized costs less related accumulated amortization do not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves (calculated using current prices); plus (2) the cost of properties not being amortized, if any; plus
(3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less
(4) income tax effects related to differences in the book and tax basis of oil and gas properties. See Note 12(f) for a discussion of dismantlement and abandonment costs associated with certain oil and gas properties.

     (j)  Operating Revenues -

      The Company accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

     (k)  Adjustment Clauses -

     Utilities' tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel and purchased energy and in the cost of natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Fuel for production" and "Gas purchased for resale" in the Consolidated Statements of Income. The cumulative effects are reflected in the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers.

     (l)  Accumulated Refueling Outage Provision -

      The IUB allows Utilities to collect, as part of its base revenues, funds to offset other operating and maintenance expenditures incurred during refueling outages at the DAEC. As these revenues are collected, an equivalent amount is charged to other operating and maintenance expenses with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures.

(2)       ACQUISITION OF IOWA SERVICE TERRITORY OF UNION ELECTRIC
          COMPANY:

      Effective December 31, 1992, Utilities purchased the Iowa distribution system and a portion of the Iowa transmission facilities of Union Electric Company (UE) for approximately $65 million in cash. The net book value of the acquired assets was approximately $35 million and the amount of the purchase price in excess of the book value (approximately $30 million) has been recorded as an acquisition adjustment. The acquisition adjustment is being amortized over the life of the property and the amortization is included in "Interest expense and other - Miscellaneous, net" in the Consolidated Statements of Income. Recovery of the acquisition adjustment through rates has been requested in Utilities' current electric rate filing, which is discussed in Note 3(a). See Note 12(b) for a discussion of the purchase power contracts between Utilities and UE associated with this acquisition.

(3)  RATE MATTERS:
     (a)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. Utilities' proposal includes approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income. No interim increase was requested.

      The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million or 5.5%. The primary differences between the amount of the increase requested by Utilities and the decrease proposed by the OCA are: 1) a 13.9% return on common equity requested by Utilities compared to 11.1% proposed by the OCA; 2) OCA's rejection of Utilities' proposal to increase collections for decommissioning the DAEC; 3) OCA's rejection of Utilities' proposal to increase depreciation rates;
4) OCA's proposal to reject most of Utilities' request to recover an acquisition adjustment associated with its acquisition of the Iowa service territory of UE; and 5) an adjustment to test year sales levels proposed by the OCA. If a rate reduction is ultimately ordered by the IUB, the reduction would be effective from October 22, 1994, and revenues collected beyond that date would be subject to refund to the extent of the reduction approved by the IUB, if any. As of December 31, 1994, Utilities' revenues collected subject to refund were approximately $5 million.

      Intervenors in the proceeding also submitted filings in October 1994. These parties, which primarily represent individual or groups of customers, generally object to particular elements of the price increase and Utilities' price design proposals. Those intervenors that quantified their positions have generally argued for a price decrease, but none as large as that proposed by the OCA.

      Utilities expects to receive an order from the IUB  in  May
1995.

     (b)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, in August 1994, Utilities applied to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $3.6 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

     In October 1994, the OCA and an intervenor in the proceeding filed their direct testimony. The principal difference between Utilities and the other parties is approximately $7 million in the reward calculation. Hearings in the proceeding were held in January 1995. Any increase approved by the IUB is not expected to be effective before April 1995, and recovery will be over a four-year period with a return allowed on the unrecovered portion over the recovery period.

(4)  LEASES:

      Utilities has a capital lease covering its 70% undivided interest in nuclear fuel purchased for the DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and Utilities intends to exercise such extensions through the DAEC's operating life. Interest costs under the lease are based on commercial paper costs incurred by the lessor. Utilities is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel.

      The lessor has an $80 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

     Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1994-1992 were $17.8 million, $12.4 million and $12.9 million, respectively.

      The Company's operating lease rental expenses for 1994-1992 were $11.1 million, $9.1 million and $7.7 million, respectively.

      The Company's future minimum lease payments by year are as follows:

                                              Capital       Operating
                  Year                         Lease          Leases
                                                  (in thousands)

        1995                                 $ 15,634       $ 8,549
        1996                                   15,653         8,479
        1997                                   12,942         5,674
        1998                                    6,394         4,245
        1999                                    4,176         3,109
        2000 - 2002                             1,267           601
                                               56,066      $ 30,657
        Less:  Amount representing interest     6,335
        Present value of net minimum
          capital lease payments             $ 49,731


(5)  UTILITY ACCOUNTS RECEIVABLE:

      Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1994, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 330,000 electric and 173,000 gas customers.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1994, $54 million was sold under the agreement.

(6)  INCOME TAXES:

      The components of Federal and state income taxes for the years ended December 31, were as follows:


                                  1994        1993         1992
                                          (in millions)

Current tax expense              $ 37.5     $  27.8       $ 25.2
Deferred tax expense                6.7        14.1          1.4
Amortization and adjustment
  of investment tax credits        (2.6)       (4.9)        (2.8)
                                 $ 41.6     $  37.0       $ 23.8



      The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.


                                            1994       1993       1992

Statutory Federal income tax rate           35.0%      35.0%      34.0%
Add (deduct):
    State income taxes, net of
      Federal benefits                       5.9        5.5        5.8
    Effect of property related
      temporary differences for which
      deferred taxes are not provided
      under rate making principles           3.0        1.5        0.4
    Amortization of investment tax credits  (2.5)      (2.6)      (3.9)
    Reversal through tariffs of
      deferred taxes provided at rates in
      excess of the current statutory
      Federal income tax rate              (1.4)      (1.7)      (2.4)
    Adjustment of prior period taxes       (1.6)      (2.3)      (1.6)
    Other items, net                         -        (0.1)       0.6
Overall effective income tax rate          38.4%      35.3%      32.9%


      The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:


                                         1994         1993
                                           (in millions)

Property related                        $ 288       $  280
Investment tax credit related             (28)         (30)
Decommissioning related                   (13)         (12)
Other                                      (2)          (2)
                                        $ 245       $  236



(7)  BENEFIT PLANS:
     (a)  Pension Plans -

      The Company has one contributory and two non-contributory retirement plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1994 totaled $9.9 million.

      The Company's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year.

      Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

      The components of the pension provision for the years ended
December 31, were as follows:

                                        1994        1993       1992
                                               (in thousands)

Service cost                         $  5,863   $  4,342    $  4,529
Interest cost on projected
  benefit obligation                   11,431     11,314      10,219
Assumed return on plans' assets       (12,593)   (12,363)    (11,872)
Amortization of unrecognized gain        (180)      (767)       (135)
Amortization of prior service cost      1,354      1,213         956
Amortization of unrecognized plans'
  assets as of January 1, 1987           (333)      (389)       (389)
Pension cost                            5,542      3,350       3,308
Adjustment to funding level            (5,431)    (2,940)        294
Total pension costs paid to
  the Trustees                       $    111   $    410    $  3,602

Actual return on plans'assets        $    (97)  $ 12,880    $  8,949


      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December
31, is presented below:


                                                      1994         1993
                                                       (in thousands)

Fair market value of plans' assets                $ 167,535    $ 176,935
Actuarial present value of benefits
  rendered to date -
    Accumulated benefits based on
      compensation to date,
      including vested benefits of
      $98,384,000 and $102,621,000, respectively    108,585      112,561
    Additional benefits based on
      estimated future salary levels                 40,146       43,673
Projected benefit obligation                        148,731      156,234
Plans' assets in excess of projected
  benefit obligation                                 18,804       20,701
Remaining unrecognized net asset
  existing at January 1, 1987, being amortized
  over 20 years                                      (3,844)      (4,177)
Unrecognized prior service cost                      18,260       16,985
Unrecognized net gain                               (34,420)     (29,278)
Prepaid (accrued) pension cost recognized in
  the Consolidated Balance Sheets                 $  (1,200)   $   4,231

Assumed rate of return, all plans                      8.00%        8.00%
Weighted average discount rate of
  projected benefit obligation, all plans              8.25%        7.50%
Range of assumed rates of increase in
  future compensation levels for the plans        4.00-5.75%   4.00-5.75%


     (b)  Other Postemployment Benefit Plans -

     The Company provides certain benefits to retirees (primarily health care benefits). Through 1992, the Company expensed such costs as benefits were paid ($2.2 million for 1992), which was consistent with rate making practices at that time.

      Effective January 1, 1993, the Company adopted SFAS 106, which requires the accrual of the expected cost of postretirement benefits other than pensions during the employees' years of service. The IUB has adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. Beginning in 1993, the gas portion of these costs is being recovered in Utilities' gas rates, and is funded in external trust funds. The IUB has adopted a rule that permits a deferral of the incremental electric SFAS 106 costs until the earlier of: 1) an order in an electric rate case, or 2)
December 31, 1995. Accordingly, pursuant to the provisions of SFAS 71, Utilities had deferred $5.6 million of such costs at December 31, 1994. Utilities has requested recovery of these costs in the electric rate case discussed in Note 3(a).

      The transition obligation for the non-regulated operations was expensed in 1993 and is reflected in other operating expenses.

     The components of postretirement benefit costs for the years ended December 31, were as follows:

                                              1994         1993
                                                (in thousands)

Service cost                               $  1,838     $  1,744
Interest cost on accumulated
  postretirement benefit obligation           3,275        3,363
Actual return on plan assets                    (47)         -
Amortization of transition obligation
  existing at January 1, 1993, for
  regulated operations                        2,024        2,024
Amortization of unrecognized asset loss         (13)         -
Amortization of unrecognized gain                (6)         -
Amortization of prior service cost               19          -
Write-off of transition obligation
  existing at January 1, 1993,
  for non-regulated operations                   -         1,434
Postretirement benefit costs                  7,090        8,565
Less:  Deferred postretirement
  benefit costs                               2,732        2,858
Net postretirement benefit costs           $  4,358     $  5,707

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December
31, is presented below:

                                              1994         1993
                                               (in thousands)

Fair market value of plans' assets       $    1,127    $   1,171
Accumulated postretirement
  benefit obligation -
    Active employees not yet eligible        18,896       19,092
    Active employees eligible                 5,306        4,294
    Retirees                                 18,602       20,739
Total accumulated postretirement
  benefit obligation                         42,804       44,125
Accumulated postretirement
  benefit obligation in
  excess of plans' assets                   (41,677)     (42,954)
Unrecognized transition obligation           36,439       38,463
Unrecognized net gain                        (5,703)      (1,175)
Unrecognized prior service cost                 170          -
Accrued postretirement benefit cost in
  in the Consolidated Balance Sheets     $  (10,771)   $  (5,666)

Assumed rate of return                         8.00%        8.00%
Weighted average discount rate
of accumulated postretirement
  benefit obligation                           8.25%        7.50%
Medical trend on paid charges:
    Initial trend rate                        11.00%       12.00%
    Ultimate trend rate                        6.50%        6.50%


      The assumed medical trend rates are critical assumptions in determining the service cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1994 service cost by $1.0 million (20%) and the accumulated postretirement benefit obligation at December 31, 1994, by $6.8 million (16%).

      On January 1, 1994, the Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits," and its adoption did not have a material effect on the Company's financial position or results of operations.

(8)  COMMON STOCK:

      The following table presents information relating to the issuance of common stock.

                                                Common Stock
                                       Number of Shares
                                         Outstanding        Amount
                                                        (in thousands)

Balance, December 31, 1991                  24,298,807      $  260,414
    Stock plan issuances*                      404,324          11,473
    Shares issued in connection
      with the Whiting merger                  853,832           7,923
Balance, December 31, 1992                  25,556,963         279,810
    Public offering                          2,300,000          66,555
    Stock plan issuances*                      447,225          13,936
Balance, December 31, 1993                  28,304,188         360,301
    Shares issued in connection with
      acquisition of Okie Companies            139,102           4,027
    Purchases of treasury stock               (213,300)         (6,233)
    Stock plan issuances*                      547,056          15,395
Balance, December 31, 1994                  28,777,046      $  373,490

    Shares reserved for issuance
      pursuant to the Company's stock
      plans at December 31, 1994*            2,457,397


          *    Dividend Reinvestment and Stock Purchase
          Plan,  Employee Stock Purchase Plan, Employee
          Savings  Plan,  Long-Term Incentive  Plan  of
          1987,  IES  Bonus  Stock Ownership  Plan  and
          Whiting Stock Option Plans

      In 1994, Industries issued 139,102 shares of its common stock for the purchase of certain companies, collectively referred to as the Okie Companies, in a transaction that was accounted for as a purchase. The Okie Companies hold oil and gas properties in the United States and are now wholly-owned subsidiaries of Whiting.

      During 1994, Industries reacquired 213,300 shares of its common stock on the open market, at an average price of $29.22 per share, which were subsequently issued to the Dividend Reinvestment Plan and certain of its benefit plans. At December 31, 1994, no shares remained held as treasury stock.

      In the first quarter of 1993, Industries sold 2.3 million shares of its common stock in a public offering. The shares were priced at $30 per share. Net proceeds to Industries from this sale were approximately $67 million.

(9)  PREFERRED AND PREFERENCE STOCK:

      Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1994, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and
120,000 shares, respectively, outstanding at both December 31, 1994 and 1993. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends.

       There are 5,000,000 shares of Industries Cumulative Preferred Stock (no par value) and 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1994.


(10) DEBT:

     (a)  Long-Term Debt -

      Utilities' Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. Utilities' Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding.

     Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At December 31, 1994, $12 million was borrowed under this facility, bearing an interest rate of 6.44%, maturing in January 1995. Diversified also had $68.5 million of commercial paper outstanding at December 31, 1994, with interest rates ranging from 6.27% to 6.38% and maturity dates in the first quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at December 31, 1994, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      Total sinking fund requirements, which Utilities intends to
meet   by  pledging  additional  property  under  the  terms   of
Utilities' Indentures and Deeds of Trust, and debt maturities for 1995-1999 are as follows:

                                          Debt Maturities
                                          (in thousands)

Debt Issue               1995      1996      1997         1998       1999
Utilities -
  Sinking fund
    requirements     $     780  $    630  $     550   $     550  $     550
  Pollution control        140       140        140         140        140
  Series W              50,000         -          -           -          -
  Series X              50,000         -          -           -          -
  Series J                   -    15,000          -           -          -
  6-1/8% Series              -         -      8,000           -          -
  Series Z                   -         -          -           -     50,000

Diversified -
  Variable rate
    credit facility     80,500         -          -           -          -
  Other subsidiaries'
    debt                   282       305        331         357     10,393
Total               $  181,702  $ 16,075  $   9,021   $   1,047  $  61,083


      The Company intends to refinance the majority of the debt maturities with long-term securities.

     (b)  Long-Term Debt of McLeod, Inc. -

      Diversified has a $7.5 million investment in Class B Common Stock of McLeod, Inc. (McLeod), which represents a voting interest of less than 20%. McLeod provides local and long-distance telecommunication services to business customers and other services related to fiber optics. In 1994, Diversified entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At December 31, 1994, McLeod had $3.5 million outstanding under its facility.

     (c)  Short-Term Debt -

      At December 31, 1994, the Company had bank lines of credit aggregating $77.7 million (Industries - $1.5 million, Utilities - $67.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $37 million to support commercial paper (weighted average interest rate of 6.13%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1994, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair values of financial instruments at December 31, 1994, and the basis upon which they were estimated are as follows:

     (a)  Current Assets and Current Liabilities -

      The carrying amount approximates fair value because of the short maturity of such financial instruments.

     (b)  Nuclear Decommissioning Trust Funds -

     The carrying amount represents the fair value of these trust funds, as reported by the trustee. On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard, which applies to Utilities' nuclear decommissioning trust funds, requires that unrealized gains and losses on such investments be included in the reported balance of such investments. At December 31, 1994, the balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $0.8 million of unrealized losses on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount and there was no effect on net income or earnings per average common share from adopting this standard.

     (c)  Cumulative Preferred Stock of Utilities -

      The estimated fair value of this stock of $10.2 million is based upon the market yield of similar securities.

     (d)  Long-Term Debt -

      The carrying amount of long-term debt was $576 million compared to estimated fair value of $551 million. The estimated fair value of long-term debt is based upon quoted market prices.

      Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

(12) COMMITMENTS AND CONTINGENCIES:
     (a)  Construction Program -

       The Company's construction and acquisition program anticipates expenditures of approximately $202 million for 1995, which includes $163 million at Utilities and $39 million at Diversified. In addition to the $163 million, Utilities anticipates expenditures of approximately $13 million for mandated energy efficiency programs. These expenditures will be deferred pursuant to IUB rules as discussed in Note 3(b). Substantial commitments have been made in connection with all such expenditures.

     (b)  Purchase Power Contracts -

      In connection with the acquisition of the UE properties discussed in Note 2, Utilities is purchasing power from UE under a firm capacity contract with a 1995 requirement of 100 Mw of delivered capacity declining to 60 Mw in 1997. Utilities will also purchase an additional annual maximum interruptible capacity of up to 54 Mw of 25 Hz power, which extends through 1998 and will continue thereafter unless either party gives a three-year notice of cancellation. The costs of capacity purchases for these contracts are reflected in "Purchased power" in the Consolidated Statements of Income.

      Utilities has a contract to purchase capacity of 50 Mw from the City of Muscatine for the period May 1, 1995, through October 31, 1995. Utilities has also entered into an agreement with Basin Electric Power Cooperative to purchase capacity of 50 Mw, 75 Mw, 100 Mw and 100 Mw during the annual six-month summer season for the years 1996 through 1999, respectively.

      Total  capacity charges under all existing  contracts  will
approximate   $16.3  million,   $14.3  million,  $12.3   million,
$4.7   million   and  $3.4  million  for  the  years   1995-1999,
respectively.

     (c)  Coal Contract Commitments -

      Utilities has entered into coal supply contracts which expire between 1996 and 2001 for its fossil-fueled generating stations. At December 31, 1994, the contracts cover approximately $199 million of coal over the life of the contracts, which includes $50 million expected to be incurred in 1995. Utilities expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

          (d)  Information Technology Services -

      The Company entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. The Company's anticipated expenditures under the agreement for 1995 are estimated to be approximately $9.5 million. Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS.

     (e)  Nuclear Insurance Programs -

      The Price-Anderson Amendments Act of 1988 (1988 Act) provides Utilities with the benefit of $8.9 billion of public liability coverage consisting of $200 million of insurance and $8.7 billion of potential retroactive assessments from the owners of nuclear power plants. Based upon its ownership of the DAEC, under the 1988 Act, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incidents exceeded $200 million. These limits are subject to adjustments for inflation in future years.

      Utilities is a member of Nuclear Electric Insurance Limited
(NEIL), which provides insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $8.5 million for certain property losses and $0.7 million for replacement power if NEIL's losses relating to accidents exceeded its accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     (f)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $44 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at December 31,
1994.  The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party
(PRP) by either the Iowa Department of Natural Resources (IDNR), the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA) for 28 FMGP sites. Utilities believes that it is not responsible for two of the sites for which it has been designated a PRP. Utilities has another FMGP site for which it has not yet been formally designated as a PRP. Utilities is working pursuant to the requirements of the IDNR, MPCA and EPA to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the remaining 27 sites in order to protect public health and the environment. In addition, Utilities has recently become aware that two additional sites may exist, but it has not yet been able to determine if any liability may exist.

      Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. The investigation process is scheduled to begin in 1995 or 1996 for the two other sites. In 1994, Utilities received updated investigation reports on a number of sites, which, at some sites, indicated a greater volume of contaminated soil, surface and ground water needing treatment, and a greater volume of substances requiring higher cost incineration, than was anticipated in prior estimates. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

      Utilities has recorded environmental liabilities related to the FMGP sites of $31 million (including $4.3 million as current liabilities) at December 31, 1994. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed. For those sites where the investigation is in its earlier stages or has not started, the liability represents the minimum of the estimated cost range. All investigations are expected to be completed by 1999 and site-specific remediations, based on recommendations from the IDNR, MPCA and EPA, are anticipated to be completed within three years after the completion of the investigations of each site. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1994. Regulatory assets of $31.0 million have been recorded in the Consolidated Balance Sheets, which reflect the future recovery that is being provided through Utilities' rates. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $12.0 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

           Oil  and  Gas Properties Dismantlement and Abandonment
           Costs

       Whiting  is  responsible  for  certain  dismantlement  and abandonment  costs  related  to various  off-shore  oil  and  gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $0.1 million at December 31, 1994, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (g)  Clean Air Act -

      The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements.

      Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures at approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

     (h)  FERC Order No. 636 -

      The FERC issued Order No. 636 (Order 636) in 1992. Order 636, as modified on rehearing: 1) requires Utilities' pipeline suppliers to unbundle their services so that gas supplies are obtained separately from transportation service, and transportation and storage services are operated and billed as separate and distinct services; 2) requires the pipeline suppliers to offer "no notice" transportation service under which firm transporters (such as Utilities) can receive delivery of gas up to their contractual capacity level on any day without prior scheduling; 3) allows pipelines to abandon long-term (one year or more) transportation service provided to a customer under an expiring contract whenever the customer fails to match the highest rate and longest term (up to 20 years) offered to the pipeline by other customers for the particular capacity; and 4) provides for a mechanism under which pipelines can recover prudently incurred transition costs associated with the restructuring process. Utilities has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities' three pipeline suppliers have made filings with the FERC to begin collecting their respective transition costs, and additional filings are expected. Utilities began paying the transition costs in 1993, and, at December 31, 1994, has recorded a liability of $8.0 million for those transition costs that have been incurred by the pipelines to date, including $3.0 million expected to be billed through 1995. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $10 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

      Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1994 is as follows:

                                           Ottumwa      Neal
                                  DAEC      Unit 1     Unit 3
                                       ($ in millions)

Utility plant in service          $ 490.8   $ 187.9    $  55.5
Accumulated depreciation          $ 242.4   $  80.6    $  25.7
Construction work in progress     $   5.3   $   -      $   1.3
Plant capacity - Mw                   515       716        515
Percent ownership                      70%       48%        28%
In-service date                      1974      1981       1975

 (14)     SEGMENTS OF BUSINESS:

      The principal business segments of Industries are the generation, transmission, distribution and sale of electric energy by Utilities and the purchase, distribution and sale of natural gas by Utilities and Industrial Energy Applications, Inc., a wholly-owned subsidiary of Diversified. Certain financial information relating to Industries' significant segments of business is presented below:

                                         Year Ended December 31
                                    1994          1993          1992
                                             (in thousands)
Operating results:
  Revenues -
    Electric                         $   537,327   $   550,521   $   462,999
    Gas                                  165,569       181,923       167,082

  Operating income -
    Electric                             125,487       128,994        90,891
    Gas                                    8,762        13,673         9,164

Other information:
  Depreciation and amortization -
    Electric                              68,640        63,832        59,707
    Gas                                    6,214         5,186         4,024

  Construction and acquisition
  expenditures -
    Electric                              99,543        84,720       154,902
    Gas                                   12,719        12,582        17,323

  Assets -
    Identifiable assets -
      Electric                         1,347,024     1,288,505     1,226,614
      Gas                                192,397       168,800       147,395
                                       1,539,421     1,457,305     1,374,009
    Other corporate assets               304,568       242,514       220,373

        Total consolidated assets    $ 1,843,989   $ 1,699,819   $ 1,594,382


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                           PART III


Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant

      Information regarding the identification of directors of Industries and compliance with Section 16(a) reporting requirements of the Securities and Exchange Commission is included in Industries' definitive proxy statement prepared for the 1995 annual meeting of stockholders, which was filed on March 20, 1995, (Proxy Statement under the captions "Proposal Number 1 - Nomination and Election of Directors" and "Certain SEC Filings") and is incorporated herein by reference. The executive officers of the registrant are as follows:

Executive Officers of the Registrant (Effective February 7, 1995)

     Lee  Liu,  61, Chairman of the Board, President  &  Chief
     Executive Officer.  First elected officer in 1975.


     Blake  O.  Fisher,  Jr., 50, Executive Vice  President  &
     Chief  Financial  Officer  and Director.   First  elected
     officer in 1991. (i)


     Larry  D.  Root,  58,  Executive Vice  President.   First
     elected officer in 1979.


     Dr. Robert J. Latham, 52, Senior Vice President, Finance.
     First elected officer in 1985.


     Stephen W. Southwick, 48, Vice President, General Counsel
     & Secretary.  First elected officer in 1982.


     Thomas  R.  Seldon, 56, Vice President, Human  Resources.
     First elected officer in 1987.


     Dean E.  Ekstrom, 47, Vice President, Management Systems.
     First elected officer in 1991.


     Peter   W.   Dietrich,  55,  Vice  President,   Corporate
     Development.  First elected officer in 1988.


     Richard A. Gabbianelli, 38, Controller & Chief Accounting
     Officer.  First elected officer in 1994.


     Dennis B. Vass, 45, Treasurer.  First elected officer  in
     1995. (ii)


      Officers are elected annually by the Board of Directors and each of the officers named above, except Blake O. Fisher, Jr. and Dennis B. Vass, have been employed by Industries or one of its significant subsidiaries as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers. There are no arrangements or understandings with respect to election of any person as an officer.

    (i) Prior to the appointment of Blake O. Fisher, Jr. as Executive Vice President & Chief Financial Officer of the Company in January 1991, he was employed by Consumers Power Company as Vice President Finance and Treasurer.

     (ii) Prior to the appointment of Dennis B. Vass as Treasurer of the Company in February, 1995, he was employed by Consumers Power Company as Financial Projects Director and by the Company in April, 1991, as Manager of Finance.


Item 11.  Executive Compensation

       Information regarding executive compensation and transactions is included in the Proxy Statement under the captions "Compensation of Directors", "Summary Compensation Table", "Compensation Committee Interlocks and Insider Participation" and "IES Industries Plans" and is incorporated herein by reference, except for the "Report of the
Compensation Committee on Executive Compensation," the "Performance Graph" and "Proposal Number 2 - To Amend the IE Industries Inc. Long-Term Incentive Plan of 1987" included therein, which are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

      Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement under the captions "Security Ownership of Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included in the Proxy Statement under the captions "Other Transactions" and "Compensation of Directors" and is incorporated herein by reference.


                            PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                  Page No.

(a)  1.   Financial Statements -

          Included in Part II of this report -

          Report of Management.                                        56 - 57

          Report of Independent Public Accountants.                      58

          Consolidated Statements of Income for the
          years ended December 31, 1994, 1993 and 1992.                  59

          Consolidated Statements of Retained Earnings
          for the years ended December 31, 1994, 1993 and 1992.          60

          Consolidated Balance Sheets at December 31, 1994 and
          1993.                                                        61 - 62

          Consolidated Statements of Capitalization at
          December 31, 1994 and 1993.                                    63

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1994, 1993 and 1992.                  64

          Notes to Consolidated Financial Statements.                  65 - 97


(a)  2.   Financial Statement Schedules -

          Included in Part IV of this report -

          Schedule II -  Valuation and Qualifying Accounts and
          Reserves for  the  years ended December 31,  1994,
          1993 and 1992.                                                 103


          Other schedules are omitted as not required under Rules of Regulation S-X.

(a)  3.   Exhibits -

          See Exhibit Index beginning on page 106.


(b)       Reports on Form 8-K -

          None.

                      IES INDUSTRIES INC.

  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

        Column A                                    Column B    Column E

                                                    Balance      Balance
       Description                                 January 1   December 31
                                                       (in thousands)
IES Industries Inc. and Non-utility Subsidiaries:

1994:
   Reserve for economic development loans          $    49      $     49

   Accumulated provision for uncollectible
    accounts and other                             $   457       $   323

1993:
   Reserve for economic development loans          $   247       $    49

   Accumulated provision for uncollectible
    accounts and other                             $    -        $   457

1992:
   Reserve for economic development loans          $ 1,388       $   247

   Accumulated provision for uncollectible
    accounts and other                             $ 3,757       $    -



IES Utilities Inc.:

1994:
   Accumulated provision for
    uncollectible accounts                         $   409        $   650

   Accumulated provision for rate refunds          $ 8,670        $    -

1993:
   Accumulated provision for
    uncollectible accounts                         $   567        $   409

   Accumulated provision for rate refunds          $ 9,020        $ 8,670

1992:
   Accumulated provision for
    uncollectible accounts                         $   804        $   567

   Accumulated provision for rate refunds          $ 1,492        $ 9,020


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 1995.


                                 IES INDUSTRIES INC.
                                    (Registrant)



                                 By  /s/     Blake O. Fisher, Jr.
                                             Blake O. Fisher, Jr.
                                           Executive Vice President &
                                        Chief Financial Officer and Director



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995:




/s/   Lee Liu                           Chairman of the Board, President &
      Lee Liu                           Chief Executive Officer
                                        (Principal  Executive Officer)


/s/   Blake  O. Fisher, Jr.             Executive Vice President & Chief
      Blake  O. Fisher, Jr.             Financial Officer and Director
                                        (Principal  Financial Officer)


/s/  Richard A. Gabbianelli             Controller & Chief Accounting Officer
     Richard A. Gabbianelli             (Principal Accounting Officer)



/s/  C.R.S. Anderson                    Director
     C.R.S. Anderson


/s/  J. Wayne Bevis                     Director
     J. Wayne Bevis


/s/  Dr. George Daly                    Director
     Dr. George Daly


/s/  G. Sharp Lannom, IV                Director
     G. Sharp Lannom, IV


/s/  Jack R. Newman                     Director
     Jack R. Newman


/s/  Robert D. Ray                      Director
     Robert D. Ray


/s/  David Q. Reed                      Director
     David Q. Reed


/s/  Henry Royer                        Director
     Henry Royer


/s/  Robert W. Schlutz                  Director
     Robert W. Schlutz


/s/  Anthony R. Weiler                  Director
     Anthony R. Weiler


                         EXHIBIT INDEX


The Exhibits designated by an asterisk are filed herewith and all other Exhibits as stated to be filed are incorporated herein by reference.

Exhibit


   3(a) Articles of Incorporation of Registrant, Amended and Restated as of May 4, 1993 (Filed as Exhibit 3(a) to Company's Form 10-K for the year 1993).

   3(b)     Bylaws  of  Registrant,  as  amended
            November 2, 1994 (Filed as Exhibit 3 to Company's Registration Statement, File No. 33-56981).

   4(a) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between Utilities (formerly Iowa Electric Light and Power Company (IE)) and the First National Bank of Chicago, as Trustee (Mortgage) (Filed as Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

   4(b)     Supplemental Indentures to the Mortgage:


  Number       Dated as of          IE File Reference     Exhibit

  First        October 1, 1993      Form 10-Q, 11/12/93   4(d)
  Second       November 1, 1993     Form 10-Q, 11/12/93   4(e)


   4(c)     Indenture of Mortgage and Deed of Trust,
            dated as of August 1, 1940, between Utilities (formerly
            IE) and the First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

   4(d)     Supplemental Indentures  to  the  1940 Indenture:


   Number          Dated as of        IE File Reference    Exhibit

   First           March 1, 1941         2-25347              2(a)
   Second          July 15, 1942         2-25347              2(a)
   Third           August 2, 1943        2-25347              2(a)
   Fourth          August 10, 1944       2-25347              2(a)
   Fifth           November 10, 1944     2-25347              2(a)
   Sixth           August 8, 1945        2-25347              2(a)
   Seventh         July 1, 1946          2-25347              2(a)
   Eighth          July 1, 1947          2-25347              2(a)
   Ninth           December 15, 1948     2-25347              2(a)
   Tenth           November 1, 1949      2-25347              2(a)
   Eleventh        November 10, 1950     2-25347              2(a)
   Twelfth         October 1, 1951       2-25347              2(a)
   Thirteenth      March 1, 1952         2-25347              2(a)
   Fourteenth      November 5, 1952      2-25347              2(a)
   Fifteenth       February 1, 1953      2-25347              2(a)
   Sixteenth       May 1, 1953           2-25347              2(a)
   Seventeenth     November 3, 1953      2-25347              2(a)
   Eighteenth      November 8, 1954      2-25347              2(a)
   Nineteenth      January 1, 1955       2-25347              2(a)
   Twentieth       November 1, 1955      2-25347              2(a)
   Twenty-first    November 9, 1956      2-25347              2(a)
   Twenty-second   November 6, 1957      2-25347              2(a)
   Twenty-third    November 4, 1958      2-25347              2(a)
   Twenty-fourth   November 3, 1959      2-25347              2(a)
   Twenty-fifth    November 1, 1960      2-25347              2(a)
   Twenty-sixth    January 1, 1961       2-25347              2(a)
   Twenty-seventh  November 7, 1961      2-25347              2(a)
   Twenty-eighth   November 6, 1962      2-25347              2(a)
   Twenty-ninth    November 5, 1963      2-25347              2(a)
   Thirtieth       November 4, 1964      2-25347              2(a)
   Thirty-first    November 2, 1965      2-25347              2(a)
   Thirty-second   September 1, 1966     Form 10-K, 1966      4.10
   Thirty-third    November 30, 1966     Form 10-K, 1966      4.10
   Thirty-fourth   November 7, 1967      Form 10-K, 1967      4.10
   Thirty-fifth    November 5, 1968      Form 10-K, 1968      4.10
   Thirty-sixth    November 1, 1969      Form 10-K, 1969      4.10
   Thirty-seventh  December 1, 1970      Form 8-K, 12/70      1
   Thirty-eighth   November 2, 1971      2-43131              2(g)
   Thirty-ninth    May 1, 1972           Form 8-K, 5/72       1
   Fortieth        November 7, 1972      2-56078              2(i)
   Forty-first     November 7, 1973      2-56078              2(j)
   Forty-second    September 10,1974     2-56078              2(k)
   Forty-third     November 5, 1975      2-56078              2(l)
   Forty-fourth    July 1, 1976          Form 8-K, 7/76       1
   Forty-fifth     November 1, 1976      Form 8-K, 12/76      1
   Forty-sixth     December 1, 1977      2-60040              2(o)
   Forty-seventh   November 1, 1978      Form 10-Q, 6/30/79   1
   Forty-eighth    December 1, 1979      Form S-16, 2-65996   2(q)
   Forty-ninth     November 1, 1981      Form 10-Q, 3/31/82   2
   Fiftieth        December 1, 1980      Form 10-K, 1981      4(s)
   Fifty-first     December 1, 1982      Form 10-K, 1982      4(t)
   Fifty-second    December 1, 1983      Form 10-K, 1983      4(u)
   Fifty-third     December 1, 1984      Form 10-K, 1984      4(v)
   Fifty-fourth    March 1, 1985         Form 10-K, 1984      4(w)
   Fifty-fifth     March 1, 1988         Form 10-Q, 5/12/88   4(b)
   Fifty-sixth     October 1, 1988       Form 10-Q, 11/10/88  4(c)
   Fifty-seventh   May 1, 1991           Form 10-Q, 8/13/91   4(d)
   Fifty-eighth    March 1, 1992         Form 10-K, 1991      4(c)
   Fifty-ninth     October 1, 1993       Form 10-Q, 11/12/93  4(a)
   Sixtieth        November 1, 1993      Form 10-Q, 11/12/93  4(b)


   4(e)     Indenture or Deed of Trust dated as  of
            February 1, 1923, between Utilities (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-
            1719).


   4(f)     Supplemental Indentures  to  the  1923 Indenture:


   Dated as of            File Reference        Exhibit

   May 1, 1940            2-4921                B-1-k
   May 2, 1940            2-4921                B-1-l
   October 1, 1945        2-8053                7(m)
   October 2, 1945        2-8053                7(n)
   January 1, 1948        2-8053                7(o)
   September 1, 1950      33-3995               4(e)
   February 1, 1953       2-10543               4(b)
   October 2, 1953        2-10543               4(q)
   August 1, 1957         2-13496               2(b)
   September 1, 1962      2-20667               2(b)
   June 1, 1967           2-26478               2(b)
   February 1, 1973       2-46530               2(b)
   February 1, 1975       2-53860               2(aa)
   July 1, 1975           2-54285               2(bb)
   September 2, 1975      2-57510               2(bb)
   March 10, 1976         2-57510               2(cc)
   February 1, 1977       2-60276               2(ee)
   January 1, 1978        0-849                 2
   March 1, 1979          0-849                 2
   March 1, 1980          0-849                 2
   May 31, 1986           33-3995               4(g)
   July 1, 1991           0-849                 4(h)
   September 1, 1992      0-849                 4(m)
   December 1, 1994       0-4117-1              4(f)


   4(g)      Credit Agreement dated as of March  5,
             1992 among IES Diversified Inc. as Borrower, certain banks and Citibank, N.A., as Agent. (Filed as Exhibit 4(p) to Company's Form 10-K for the year 1991).

   4(h)      Amended and Restated Credit  Agreement
             dated as of January 7, 1993 among IES Diversified Inc. as Borrower, certain banks and Citibank, N.A., as Agent. (Filed as Exhibit 4(v) to the Company's Form 10-K for the year 1992).

*  4(i)      Second  Amended  and  Restated  Credit
             Agreement  dated  as  of November  9,  1994  among  IES
             Diversified  Inc.  as  Borrower,  certain   banks   and
             Citibank, N.A., as Agent.

   10(a)     Agreement  dated  December  15,  1971
             between Central Iowa Power Cooperative and IE.   (Filed
             as  Exhibit  5(a) to IE's Registration Statement,  File
             No. 2-43131).

   10(b)     Duane  Arnold Energy Center  Ownership
             Participation Agreement dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(kk) to IE's Registration Statement, File No. 2-38674).

   10(c)     Duane  Arnold Energy Center  Operating
             Agreement dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(ll) to IE's Registration Statement, File No. 2-38674).

   10(d)     Duane Arnold Energy Center Agreement for
             Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IE. (Filed as Exhibit 5(mm) to IE's Registration Statement, File No. 2-38674).

   10(e)     Basic Generating Agreement dated  April
             16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IS for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1). (Filed as Exhibit 1 to IE's Form 10-K for the year 1977).

   10(f)     Addendum  Agreement  to  the   Basic
             Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company, IS and IE for the purchase of 15% ownership in OGS-1. (Filed as Exhibit 3 to IE's Form 10-K for the year
             1977).

   10(g)     Fuel Lease dated August 21,  1973,  as
             amended by Amendment No. 1 dated August 29, 1973, and by Amendment dated September 17, 1987, between Arnold Fuel, Inc. and IE for the procurement and financing of nuclear fuel. (Filed as Exhibit 10(l) to IE's Form 10-K for the year 1984).

   10(h) Amendment dated as of September 17, 1987 to the Fuel Lease dated as of August 21, 1973 between Arnold Fuel, Inc. and IE. (Filed as Exhibit 10(i) to IE's Form 10-K for the year 1987).

   10(i)     Second  Amended  and  Restated  Credit
             Agreement dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IE. (Filed as Exhibit 10(j) to IE's Form 10-K for the year 1987).


Management Contracts and/or Compensatory Plans (Exhibits 10(j) through 10(t))


   10(j)     Service  Contract  between  S.  Levy,
             Incorporated and IE. (Filed as Exhibit 10(m) to IE's Form 10-K for the year 1985).

   10(k)     Supplemental Retirement Plan.  (Filed as
             Exhibit  10(l) to the Company's Form 10-K for the  year
             1987).

   10(l)     Management Incentive Compensation Plan.
             (Filed as Exhibit 10(m) to the Company's Form 10-K for the year 1987).

   10(m)     Key Employee Deferred Compensation Plan.
             (Filed as Exhibit 10(n) to the Company's Form 10-K for the year 1987).

   10(n)     Long-Term Incentive Plan.   (Filed  as
             Exhibit  10(o)  to  the Company's  Form  10-K  for  the
             year 1987).

   10(o)     Executive Guaranty  Plan.   (Filed  as
             Exhibit  10(p)  to  the Company's  Form  10-K  for  the
             year 1987).

   10(p)     Executive Change of Control  Severance
             Agreement.   (Filed as Exhibit 10(s) to  the  Company's
             Form 10-K for the year 1989).

   10(q)     Amendments  to Key  Employee  Deferred
             Compensation  Agreement  for  Directors.    (Filed   as
             Exhibit 10(u) to the Company's Form 10-Q for the quarter ended March 31, 1990).

   10(r)     Amendments  to Key  Employee  Deferred
             Compensation  Agreement for Key Employees.   (Filed  as
             Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1990).

   10(s)     Amendments  to  Management  Incentive
             Compensation  Plan.   (Filed as Exhibit  10(y)  to  the
             Company's  Form  10-Q for the quarter ended  March  31,
             1990).

   10(t)     Director Retirement Plan.   (Filed  as
             Exhibit  10(t) to the Company's Form 10-K for the  year
             1993).

   10(u)     Agreement and Plan of Merger, dated  as
             of February 27, 1991, by and between IE Industries Inc. and Iowa Southern Inc. (Filed as Exhibit 2 to the Company's Form 8-K dated February 27, 1991).

   10(v)     IES Industries Inc. Shareholders' Rights
             Plan.   (Filed   as  Exhibit  I-2  to   the   Company's
             Registration  Statement on Form 8-A filed November  13,
             1991).

   10(w)     Restated Agreement and Plan of  Merger
             among IES Industries Inc., WPC Acquisition Corp. and Whiting Petroleum Corporation dated November 15, 1991. (Filed as Annex A to the Company's Form S-4 Registration Statement No. 33-44495).

   10(x)     Agreement  for Purchase  and  Sale  of
             Certain Assets and Real Estate and Assignment of Easements, Leases and Licenses between Union Electric Company (Seller) and IE (Buyer). (Filed as exhibit 10(t) to IE's Form 10-K for the year 1991).

   10(y)     Lease  and  Security Agreement,  dated
             October 1, 1993, between IES Diversified Inc., as lessee, and Sumitomo Bank Leasing and Finance, Inc., as lessor. (Filed as Exhibit 10(z) to the Company's Form 10-K for the year 1993).

   10(z) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Utilities' Form 10-Q for the quarter ended March 31, 1994 (File No. 0-4117-1)).

   10(aa) Agreement and Plan of Merger among IES Industries Inc., WOC Acquisition Company, Okie Crude Company, Elba Gas Company, Kimble Gas Gathering Company, Thomas M. Atkinson and Joan B. Atkinson, dated as of March 25, 1994. (Filed as Exhibit 10(b) to Company's Form 10-Q for the quarter ended March 31, 1994).

   10(ab) IES Diversified Inc. Guaranty with McLeod, Inc., dated May 16, 1994 (Filed as Exhibit 10(c) to Company's Form 10-Q for the quarter ended June 30, 1994).

   10(ac)   Agreement Regarding Guarantee Between McLeod, Inc.
            and IES Diversified Inc., dated May 16, 1994 (Filed  as
            Exhibit 10(d) to Company's Form 10-Q for the quarter ended June 30, 1994).

   10(ad)   Guaranty (IES Utilities Trust No. 1994-A) from IES
            Utilities  Inc., dated as of June 29, 1994.  (Filed  as
            Exhibit 10(b) to Utilities' Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

   10(ae) Agreement and Plan of Merger between IE and IS dated as of June 4, 1993 (Agreement and Plan of Merger) (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 4, 1993).

   10(af) Amendment 1 dated June 16, 1993, to the Agreement and Plan of Merger (Filed as Exhibit 2(b) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

   10(ag)   Amendment  2  dated  September  8,  1993,  to  the
            Agreement and Plan of Merger (Filed as Exhibit 2(c) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

   10(ah)   Amendment  3  dated September  27,  1993,  to  the
            Agreement and Plan of Merger (Filed as Exhibit 2(d)  to
            the   Company's  Current  Report  on  Form  8-K,  dated
            December 9, 1993).

*  21       Subsidiaries of the Registrant.

*  23       Consent of Independent Public Accountants.

*  27       Financial Data Schedule


Note:       Pursuant to (b)(4)(iii)(A) of  Item  601  of
            Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.