Form 10-Q
period 1995-03-31
IES INDUSTRIES INC
filed 1995-05-12
CIK 789943

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For  the  quarterly period ended    March  31, 1995

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number                      1-9187

                       IES INDUSTRIES INC.
    (Exact name of registrant as specified in its charter)

Iowa                                              42-1271452
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

IES Tower, Cedar Rapids, Iowa                       52401
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (319) 398-4411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                             Outstanding at April 30, 1995
Common Stock, no par value                 29,089,755 shares



                      IES INDUSTRIES INC.

                             INDEX


                                                                  Page No.

Part I.  Financial Information.


Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994                        3 - 4

     Consolidated Statements of Income -
       Three and Twelve Months Ended
       March 31, 1995 and 1994                                       5

     Consolidated Statements of Cash Flows -
       Three and Twelve Months Ended
       March 31, 1995 and 1994                                       6

      Notes to Consolidated Financial Statements                   7 - 16

Item 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition.          17 - 35



Part II.  Other Information.                                      36 - 38


Signatures.                                                         39

                             PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                               CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                       1995       December 31,
ASSETS                                             (Unaudited)        1994
                                                         (in thousands)
Property, plant and equipment, at original cost:
  Utility -
    Plant in service -
      Electric                                      $ 1,809,917    $ 1,798,059
      Gas                                               158,512        158,115
      Other                                              86,382         86,005
                                                      2,054,811      2,042,179
    Less - Accumulated depreciation                     903,302        880,888
                                                      1,151,509      1,161,291
    Leased nuclear fuel, net of amortization             48,292         49,731
    Construction work in progress                        87,847         73,339
                                                      1,287,648      1,284,361
  Other, net of accumulated depreciation and
     amortization of $38,894,000 and $34,490,000,
     respectively                                       153,126        153,795
                                                      1,440,774      1,438,156

Current assets:
  Cash and temporary cash investments                     4,842          4,993
  Accounts receivable -
    Customer, less reserve                               16,500         26,098
    Other                                                12,152         10,388
  Income tax refunds receivable                           6,522          6,434
  Production fuel, at average cost                       14,132         13,988
  Materials and supplies, at average cost                28,700         30,216
  Adjustment clause balances                                  0          1,433
  Regulatory assets                                      20,702         20,145
  Prepayments and other                                  26,872         34,607
                                                        130,422        148,302

Investments:
  Nuclear decommissioning trust funds                    36,783         33,779
  Cash surrender value of life insurance policies         9,193          8,867
  Investment in McLeod, Inc.                              7,500          7,500
  Other                                                   5,603          5,609
                                                         59,079         55,755

Other assets:
  Regulatory assets                                     194,199        192,955
  Deferred charges and other                             13,915         13,925
                                                        208,114        206,880
                                                    $ 1,838,389    $ 1,849,093



                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     March 31,
                                                       1995       December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)       1994
                                                          (in thousands)
Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 28,997,544
    and 28,777,046 shares, respectively             $   379,124    $   373,490
  Retained earnings ($18,209,000 restricted as
    to payment of cash dividends)                       209,851        218,293
      Total common equity                               588,975        591,783
  Cumulative preferred stock of IES Utilities Inc.       18,320         18,320
  Long-term debt                                        513,209        473,206
                                                      1,120,504      1,083,309

Current liabilities:
  Short-term borrowings                                  28,000         37,000
  Capital lease obligations                              16,175         14,385
  Maturities and sinking funds                           50,422        100,422
  Accounts payable                                       72,217         78,582
  Dividends payable                                      15,927         15,839
  Accrued interest                                       10,890          9,494
  Accrued taxes                                          55,445         50,001
  Accumulated refueling outage provision                  6,668         15,196
  Adjustment clause balances                              2,802              0
  Provision for rate refund liability                     8,000              0
  Environmental liabilities                               5,303          5,428
  Other                                                  23,195         21,844
                                                        295,044        348,191

Long-term liabilities:
  Capital lease obligations                              32,117         35,346
  Environmental liabilities                              38,266         38,288
  Other                                                  59,579         58,793
                                                        129,962        132,427

Deferred credits:
  Accumulated deferred income taxes                     253,751        245,365
  Accumulated deferred investment tax credits            39,128         39,801
                                                        292,879        285,166

Commitments and contingencies (Note 6)

                                                    $ 1,838,389    $ 1,849,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the Three           For the Twelve
                                        Months Ended            Months Ended
                                          March 31                March 31
                                     1995       1994       1995       1994
                                        (in thousands, except per share amounts)
Operating revenues:
  Electric                       $ 116,577   $ 123,918   $ 529,987   $ 547,812
  Gas                               64,982      69,830     160,720     179,466
  Other                             24,833      17,873      89,889      72,572
                                   206,392     211,621     780,596     799,850

Operating expenses:
  Fuel for production               19,443      22,344      83,051      85,506
  Purchased power                   16,314      13,602      71,506      84,944
  Gas purchased for resale          49,289      53,553     116,531     133,399
  Other operating expenses          48,090      40,813     184,103     168,403
  Maintenance                       12,163      11,576      53,429      49,589
  Depreciation and amortization     25,538      21,304      90,613      79,405
  Taxes other than income taxes     13,440      12,735      47,009      46,153
                                   184,277     175,927     646,242     647,399

Operating income                    22,115      35,694     134,354     152,451

Interest expense and other:
  Interest expense                  11,969      11,446      46,528      44,254
  Allowance for funds used during
    construction                    -1,115        -877      -4,148      -2,444
  Preferred dividend requirements
    of IES Utilities Inc.              229         229         914         914
  Miscellaneous, net                  -360        -451      -3,378       1,800
                                    10,723      10,347      39,916      44,524

Income before income taxes          11,392      25,347      94,438     107,927

Income taxes:
  Current                           -2,664      10,182      24,677      29,585
  Deferred                           7,988         688      14,009      14,043
  Amortization of investment
    tax credits                       -672        -667      -2,663      -4,848
                                     4,652      10,203      36,023      38,780

Net income                       $   6,740   $  15,144   $  58,415   $  69,147

Average number of common
    shares outstanding              28,889      28,349      28,695      28,226

Earnings per average
    common share                 $    0.23   $    0.53   $    2.04   $    2.45

Dividends declared per
    common share                 $   0.525   $   0.525   $    2.10   $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          For the Three             For the Twelve
                                                          Months Ended               Months Ended
                                                             March 31                  March 31
                                                        1995         1994         1995         1994
                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                         $   6,740    $  15,144    $  58,415    $  69,147
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                     25,538       21,304       90,613       79,405
      Principal payments under capital
        lease obligations                                2,556        4,427       14,375       12,439
      Deferred taxes and investment tax credits          7,316           21       11,346        9,195
      Refueling outage provision                        -8,528        3,137          871       -4,747
      Allowance for equity funds used during
        construction                                      -282         -540       -2,040       -1,250
      Other                                              2,039        2,861        4,052        8,556
  Other changes in assets and liabilities -
      Accounts receivable                               -2,167        4,705          983        4,318
      Production fuel, materials and supplies            1,186        2,695       -2,693        2,845
      Accounts payable                                  -1,653       -2,526       22,744        6,330
      Accrued taxes                                      5,356        2,740        7,190       11,139
      Provision for rate refunds                         8,000          415       -1,085       -1,536
      Adjustment clause balances                         4,235        4,724       -7,071         -405
      Gas in storage                                     8,191       10,013         -687       -4,273
      Other                                              6,098       -3,201       17,591          199
          Net cash flows from operating activities      64,625       65,919      214,604      191,362

Cash flows from financing activities:
      Dividends declared on common stock               -15,183      -14,931      -60,317      -59,353
      Proceeds from issuance of common stock             4,636        6,947       14,271       16,592
      Purchase of treasury stock                             0       -4,608       -1,625       -4,608
      Proceeds from issuance of long-term debt          50,000       13,423       87,165      130,267
      Reductions in long-term debt and preferred
        stock                                          -60,047          -47      -60,237      -81,909
      Net change in short-term borrowings               -9,000      -24,000       28,000      -37,021
      Principal payments under capital
        lease obligations                               -3,662       -3,720      -16,246      -11,429
      Sale of utility accounts receivable               10,000            0       10,800       17,700
      Other                                                 89          415          139         -188
          Net cash flows from financing activities     -23,167      -26,521        1,950      -29,949

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                       -28,025      -18,992     -149,726     -115,328
         Other                                          -7,910      -16,319      -56,285      -58,214
      Nuclear decommissioning trust funds               -1,383       -1,383       -5,532       -5,532
      Deferred energy efficiency costs                  -3,537       -3,399      -16,295      -11,961
      Proceeds from disposition of assets                2,891        1,927        9,762       30,678
      Other                                             -3,645       -1,652         -681         -128
          Net cash flows from investing activities     -41,609      -39,818     -218,757     -160,485

Net increase (decrease) in cash and
  temporary cash investments                              -151         -420       -2,203          928

Cash and temporary cash investments
  at beginning of period                                 4,993        7,465        7,045        6,117

Cash and temporary cash investments
  at end of period                                   $   4,842    $   7,045    $   4,842    $   7,045

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                    $   9,806    $   8,853    $  45,367    $  40,930
         Income taxes                                $   2,734    $     -13    $  38,843    $  19,936
      Noncash investing and financing activities -
         Capital lease obligations incurred          $   1,116    $     196    $  15,217    $   4,308


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        March 31, 1995


(1)  GENERAL:

      The interim Consolidated Financial Statements have been prepared by IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Industries' wholly-owned subsidiaries  are  IES  Utilities  Inc.  (Utilities)  and  IES
Diversified Inc. (Diversified). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

       It  is  suggested  that  these  Consolidated  Financial
Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

     Summary of significant accounting policies
     Acquisition of Iowa service territory of Union  Electric Company (UE)
     Leases
     Utility accounts receivable (other than discussed in Note 3)
     Income taxes
     Benefit plans
     Common stock (other than discussed in Note 4)
     Preferred and preference stock
     Debt (other than discussed in Note 5)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 6) Jointly-owned electric utility plant
     Segments of business

(2)  RATE MATTERS:
     (a)  1994 Electric Rate Case -

      In  1994, Utilities applied to the Iowa Utilities  Board
(IUB)   for   an   increase  in  retail  electric   rates   of
approximately $26 million annually, or 5.2%. Utilities' proposal included approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility. To the extent these proposals are approved by the IUB, corresponding increases in expense would be recorded and there would be no effect on net income.

     The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million or 5.5%. The primary differences between the amount of the increase requested by Utilities and the decrease proposed by the OCA are: 1) a 13.9% return on common equity requested by Utilities compared to 11.1% proposed by the OCA; 2) OCA's objection to Utilities' proposal to increase collections for decommissioning the DAEC; 3) OCA's objection to Utilities' proposal to increase depreciation rates; 4) OCA's proposal to reject most of Utilities' request to recover an acquisition adjustment associated with its acquisition of the Iowa service territory of UE; and 5) an adjustment to test year sales levels proposed by the OCA. Intervenors, which primarily represent individual or groups of customers, also submitted filings in October 1994, generally objecting to particular elements of the price increase and Utilities' price design proposals.

      In April 1995, the IUB held a public agenda meeting to discuss the issues in the proceeding. While minor movement toward pricing consistency would result, the proposals to increase recovery levels of depreciation expense and nuclear decommissioning expense were apparently rejected. The Board's agenda discussion also ruled against Utilities on issues such as recovery for the full purchase prices of the UE Iowa service territory and smaller, low-cost, used generating plants, even though customers are currently benefiting from the acquisitions.

      The IUB's discussion apparently would require an annual reduction in electric revenues of $15 million to $20 million, or $0.30 to $0.40 per share. The IUB's final decision in the proceeding is not expected until mid-May and the IUB indicated the agenda meeting discussion was non-binding and may change. As a result of the IUB's agenda meeting discussion, Utilities recorded a pretax reserve for refund of $8 million ($0.16 per share) in the first quarter of 1995, including $3.5 million related to revenues collected in the fourth quarter of 1994. Any refund ultimately required would be calculated from October 22, 1994, the date of the OCA revenue reduction filing.

     (b)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in August 1994 to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $4.5 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

      In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million. Recovery will be over a four-year period and will begin in the second quarter of 1995.

     In May 1995, the OCA and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue is pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities have agreed to be bound by the ultimate decision in the other utility's court proceeding. Utilities believes that the chances of the reward amount being materially reduced are remote.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1995, $64 million was sold under the agreement.

(4)  COMMON STOCK:

      In March 1995, Industries issued 75,638 shares of its common stock for the purchase of certain oil and gas companies which are now wholly-owned subsidiaries of Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary of Diversified.

(5)  DEBT:
     (a)  Long-Term Debt -

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At March 31, 1995, there
were   no   borrowings   outstanding  under   this   facility.
Diversified had $70.5 million of commercial paper outstanding at March 31, 1995, with interest rates ranging from 6.19% to 6.29% and maturity dates in the second quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at March 31, 1995, that would prevent
such  borrowings.   Accordingly, this debt  is  classified  as
long-term in the Consolidated Balance Sheets.

     (b)  Long-Term Debt of McLeod, Inc. -

      At March 31, 1995, Diversified had a $7.5 million investment in Class B Common Stock of McLeod, Inc. (McLeod), which represents a voting interest of less than 20%. McLeod provides local and long-distance telecommunication services to business customers and other services related to fiber optics. In 1994, Diversified entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At March 31, 1995, McLeod had $6.4 million outstanding under its facility of which Diversified has guaranteed $6.0 million.

     (c)  Short-Term Debt -

      At March 31, 1995, the Company had bank lines of credit aggregating $97.7 million (Industries - $1.5 million, Utilities - $87.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $28 million to support commercial paper (weighted average interest rate of 6.20%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1995, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(6)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $44 million, including $5.3 million as current liabilities, in its Consolidated Balance Sheets at March 31,
1995.  The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities believes that it is not responsible for two of the above sites and there are three other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. Utilities expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $31 million (including $4.5 million as current liabilities) at March 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at March 31, 1995. Regulatory assets of approximately $31 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          Oil and Gas Properties Dismantlement and Abandonment
          Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $0.6 million at March 31, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (b)  Clean Air Act -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures at approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      (c)   Federal Energy Regulatory Commission (FERC)  Order
            No. 636 -

      The FERC issued Order No. 636 (Order 636) in 1992, which substantially changed how Utilities manages its gas supply. As a result of Order 636, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services, however, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At March 31, 1995, Utilities has recorded a liability of $6.2 million for those transition costs that have been incurred by the pipelines to date, including $2.1 million expected to be billed through March 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $10 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company). Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified).

                     RESULTS OF OPERATIONS

      The Company's net income decreased $8.4 million and $10.7 million during the three and twelve month periods, respectively, ended March 31, 1995. Earnings per average common share decreased $0.30 and $0.41 for the respective periods. The lower earnings are largely due to the recording of a pretax reserve for rate refund of $8.0 million by Utilities in the first quarter of 1995 and milder than normal weather in Utilities' service territory.

      The Company's operating income decreased $13.6 million and $18.1 million during the three and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) for the periods ended March 31, 1995, as compared with the prior periods, as follows:

                                                  Three      Twelve
                                                  Months     Months
                                                   ($ in millions)

Electric revenues                                $ (7.3)    $ (17.8)

Electric sales (excluding off-system sales):
    Residential and Rural                         (5.5%)     (3.6%)
    Commercial                                     0.2        2.2
    Industrial                                     3.3        8.0
    Total                                          (1.1%)     2.7%


     The Kwh sales for both periods were adversely affected by milder than normal weather. The largest effect of weather was on sales to residential and rural customers. Under normal weather conditions, total sales (excluding off-system sales) would have increased 1.6% and 3.6% for the three and twelve month periods, respectively. The growth in industrial sales continues to reflect the underlying strength of the economy as several major industrial expansions in Utilities' service territory were announced during the twelve months ended March 31, 1995.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The revenue decrease for both periods includes a pretax reserve for rate refund of $8.0 million that was recorded by Utilities in the first quarter of 1995 as a result of the Company's interpretation of how the Iowa Utilities Board (IUB) may decide Utilities' pending electric price case. See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

      The effect of the mix of sales between lower margin industrial customers and higher margin residential and rural customers, lower off-system sales and lower fuel costs collected through the EAC also contributed to the decreased revenues for the twelve month period. Such items were partially offset by the increased total sales, excluding off-system sales.

                         GAS REVENUES

      Gas revenues increased or (decreased) for the periods ended March 31, 1995, as compared with the prior periods, as follows:

                                                     Three     Twelve
                                                    Months     Months
                                                      (in millions)

Gas revenues:
    Utilities                                     $  (12.0)   $ (28.0)
    Industrial Energy Applications, Inc. (IEA)         7.2        9.3
                                                  $  (4.8)    $ (18.7)



      Utilities' gas sales in therms increased or (decreased) for the periods ended March 31, 1995, as compared with the prior periods, as follows:


                               Three          Twelve
                               Months         Months

Residential                   (9.1%)          (10.8%)
Commercial                    (7.6)            (9.1)
Industrial                   (24.1)           (14.9)
    Sales to consumers        (9.9)           (10.9)
Transported volumes           45.7             33.0
    Total                     (3.0%)           (2.5%)

      The sales volumes for both periods were adversely affected by milder than normal weather. Under normal weather conditions, gas sales (including transported volumes) would have increased 5.8% and 4.9% during the three and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Utilities' gas revenues decreased in both periods primarily because of lower gas costs recovered through the PGA and, to a lesser extent, the effect of the lower sales. The decreased gas cost recoveries are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes. The increase in IEA's gas revenues for both periods is primarily due to increased gas volumes, partially offset by lower gas costs.

                        OTHER REVENUES

      Other revenues increased $7.0 million and $17.3 million during the three and twelve month periods, respectively, largely because of increased revenues at Whiting Petroleum Company (Whiting) and Diversified's other subsidiaries, primarily in the energy and transportation industries.

                      OPERATING EXPENSES

       Fuel for production decreased $2.9 million and $2.5 million during the three and twelve month periods, respectively. The three month decrease is primarily due to a decrease in the amount of Kwh generation as the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down during March 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. Lower fuel cost recoveries through the EAC, which are included in fuel for production, also contributed to the decrease. The twelve month decrease is due to lower fuel cost recoveries through the EAC, a lower average fuel cost during the period and decreased generation at the DAEC. Increased generation at Utilities' fossil-fueled generating stations partially offset these items for both periods.

      Purchased power increased $2.7 million during the three month period and decreased $13.4 million during the twelve month period. The three month increase is due to increased energy purchases, resulting from the decrease in generation, which were partially offset by lower capacity costs. The twelve month decrease is primarily due to lower energy purchases and lower capacity costs.

      Gas purchased for resale decreased $4.3 million and $16.9 million during the three and twelve month periods, respectively, primarily due to lower sales to consumers at Utilities and lower natural gas prices. The increased sales volumes at IEA partially offset these decreases.

      Other operating expenses increased $7.3 million and $15.7 million during the three and twelve month periods, respectively. Increases in labor and benefits costs, nuclear operating costs, former manufactured gas plant (FMGP) clean-up costs and information technology costs at Utilities contributed to the increases. In addition, increased operating activities at Whiting resulted in higher operating expenses during both periods.

       Maintenance   expenses  increased  $0.6   million   and
$3.8 million during the three and twelve month periods, respectively. The twelve month increase was due to increased labor costs and higher maintenance costs at the DAEC.

      Depreciation and amortization increased during both periods primarily because of increases in utility plant in service and amortization and depreciation of oil and gas properties. Depreciation and amortization expenses for all periods reflect an annual amount of $5.5 million for the DAEC decommissioning provision, which is collected through rates.

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the
Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed:
(1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices; the Company cannot predict future rate making practices.

                  INTEREST EXPENSE AND OTHER

      Interest expense increased $0.5 million and $2.3 million during the three and twelve month periods, respectively, primarily because of an increase in the average amount of lower cost short-term debt and variable rate long-term debt outstanding.

      Miscellaneous, net reflects a $5.2 million increase in income during the twelve month period. The current twelve month period includes a gain on the sale of an investment by one of Diversified's subsidiaries. Certain property write-downs at Diversified and a contribution to the IES Industries Charitable Foundation were recorded in the prior twelve month period, which were partially offset by gains on the sale of assets at Whiting and IEA.

      Income taxes decreased $5.6 million and $2.8 million during the three and twelve month periods, respectively. A decrease in taxable income contributed to the decreases for both periods. The twelve month decrease is partially offset by the effect of property related temporary differences for which deferred taxes had not been provided that are now becoming payable.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and sinking fund requirements and the level of Diversified's business opportunities. The Company's pretax ratio of earnings to fixed charges was 3.05 and 3.46 for the twelve months ended March 31, 1995 and March 31, 1994, respectively. Cash flows from operating activities for the twelve months ending March 31, 1995, were $215 million. These funds were primarily used for construction and acquisition expenditures.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. (See Notes 2 and 6 of the Notes to Consolidated Financial Statements).

     Access to the long-term and short-term capital and credit
markets  is  necessary  for obtaining funds  externally.   The
Company's debt ratings are as follows:


                                         Moody's      Standard & Poor's

     Utilities   - Long-term debt          A1                A
                 - Short-term debt         P1                A1

     Diversified - Short- term debt        P2                A2


      As a result of the IUB's recent public agenda meeting to discuss Utilities' electric price case, Utilities could realize an annual revenue reduction of approximately $15 million to $20 million. (See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion). In reaction to the IUB's agenda meeting, Moody's has placed Utilities long-term debt rating on credit watch pending a final decision by the IUB. Standard & Poor's has not reacted to the IUB's agenda meeting.

      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities, the Clean Air Act as amended and FERC Order 636, as discussed in Note 6 of the Notes to Consolidated Financial Statements. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At March 31, 1995, Utilities had $38 million of such costs recorded as regulatory assets. Utilities will begin its recovery of a portion of these costs in the second quarter of 1995. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $202 million for 1995, of which approximately $163 million represents expenditures at Utilities and approximately $39 million represents expenditures at Diversified. Of the $163 million of Utilities' expenditures, 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. Diversified's anticipated expenditures include approximately $26 million at Whiting. In addition to the $163 million, Utilities anticipates expenditures of
$13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures. The Company had construction and acquisition expenditures of approximately
$36 million for the three months ended March 31, 1995, including approximately $28 million at Utilities and approximately $8 million at Diversified.

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

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements,
which   Utilities  intends  to  meet  by  pledging  additional
property, the following long-term debt will mature prior to December 31, 1999:

                                                    (in millions)
     Issue:
         Utilities                                     $ 123.7
         Diversified's variable rate credit facility      70.5
         Other subsidiaries' debt                         11.6
                                                       $ 205.8

     The Company intends to refinance the majority of the debt maturities with long-term securities.

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

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

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At March 31, 1995, such restrictions would have allowed Utilities to issue $323 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which
$50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities expects to replace First Mortgage Bonds Series X that matures in September 1995 with other long-term securities.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under
the  agreement  and  for issuances of commercial  paper.   The
interest rate options are based upon quoted market rates and the maturities are less than one year. At March 31, 1995, there were no borrowings outstanding under this facility. Diversified had $70.5 million of commercial paper outstanding at March 31, 1995, with interest rates ranging from 6.19% to 6.29% and maturity dates in the second quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at March 31, 1995, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At March 31, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock but no additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at March 31, 1995.

      The Company's capitalization ratios at March 31, were as follows:

                          1995          1994

     Long-term debt       48%           47%
     Preferred stock       2             2
     Common equity        50            51
                         100%          100%


                The   1995   and  1994  ratios   include
        $50 million and $58 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.



                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At March 31, 1995, Utilities had outstanding short-term borrowings of $43.5 million, including $15.5 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1995, Utilities had sold $64 million under the agreement.

      At March 31, 1995, the Company had bank lines of credit aggregating $97.7 million (Industries - $1.5 million, Utilities - $87.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $28 million of its lines to support commercial paper (weighted average interest rate of 6.20%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which
restrict  the  unused lines of credit.   In  addition  to  the
above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1995, there were no borrowings under this facility. Utilities also has a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities believes that it is not responsible for two of the above sites and there are three other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities has completed the remediation of three sites and is in various stages of the investigation and/or remediation processes for 22 sites. Utilities expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $31 million (including $4.5 million as current liabilities) at March 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with the three sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at March 31, 1995. Regulatory assets of approximately $31 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities is in the process of completing the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At March 31, 1995, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $0.6 million at March 31, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking that makes specific recommendations related to non-discriminatory pricing for open access transmission services and would allow for recovery of certain stranded costs. These are two of the most critical issues relating to the electric utility industry's transition toward fully competitive markets. The Company cannot predict the final regulations that may be adopted.

      The IUB recently initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB at this time.

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

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This Statement defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Industries, Diversified, IES Energy Inc. (a wholly-owned subsidiary of Diversified), MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. All of the defendants believe that the claims are without merit and are vigorously contesting them. On April 13, 1995, Industries and Diversified were dismissed from this action when their motions for summary judgment were granted. The trial for the remaining defendants has been continued to an unspecified date, pending a decision in the appeal related to a separate suit discussed below.

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

      Reference is made to Notes 2 and 6 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively.

Item  2.   Changes  in  the Rights of the  Company's  Security
           Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     4(a)      Sixty-first   Supplemental
               Indenture, dated as of March 1, 1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as Exhibit 4(a) to Utilities' Form 10-Q for the quarter ended March 31, 1995 (File No. 0-4117-1)).

     4(b)      Third Supplemental  Indenture,
               dated as of March 1, 1995, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as
               Exhibit 4(b) to Utilities' Form 10-Q for the quarter ended March 31, 1995 (File No. 0-4117-
               1)).

    *10(a)     Agreement and  Plan  of  Merger
               among  IES  Industries  Inc.,  WOK  Acquisition
               Company,  Okie  Energy Company,  Keener  Energy
               Company,  Thomas  M.  Atkinson  and   Joan   B.
               Atkinson, dated as of March 15, 1995.

     *27       Financial Data Schedule.

     *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items             Financial           Date of
         Reported          Statements            Report

           5, 7               None           April 27, 1995


                          SIGNATURES


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IES INDUSTRIES INC.
                                          (Registrant)




Date  May 12, 1995        By /s/        Dr. Robert J. Latham
                                             (Signature)
                                        Dr. Robert J. Latham
                                   Senior   Vice   President, Finance





                          By /s/        Richard A. Gabbianelli
                                             (Signature)
                                        Richard A. Gabbianelli
                                  Controller & Chief Accounting Officer