Form 10-Q
period 1995-06-30
IES INDUSTRIES INC
filed 1995-08-14
CIK 789943

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For  the  quarterly period ended            June  30, 1995

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


    Class                         Outstanding at July 31, 1995
Common Stock, no par value              29,290,660 shares



                      IES INDUSTRIES INC.

                             INDEX


                                                           Page No.


Part I.  Financial Information.



Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994                   3 - 4

     Consolidated Statements of Income -
       Three, Six and Twelve Months Ended
       June 30, 1995 and 1994                                  5

     Consolidated Statements of Cash Flows -
       Three, Six and Twelve Months Ended
       June 30, 1995 and 1994                                  6

      Notes to Consolidated Financial Statements             7 - 18

Item 2.   Management's Discussion and Analysis of the
       Results of Operations and Financial Condition.       19 - 39



Part II.  Other Information.                                40 - 44



Signatures.                                                   45

                         PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,
                                                         1995     December 31,
ASSETS                                               (Unaudited)       1994
                                                            (in thousands)
Property, plant and equipment, at original cost:
  Utility -
    Plant in service -
      Electric                                      $ 1,833,223    $ 1,798,059
      Gas                                               160,007        158,115
      Other                                             109,422         86,005
                                                      2,102,652      2,042,179
    Less - Accumulated depreciation                     925,984        880,888
                                                      1,176,668      1,161,291
    Leased nuclear fuel, net of amortization             46,522         49,731
    Construction work in progress                        70,049         73,339
                                                      1,293,239      1,284,361
  Other, net of accumulated depreciation
    and amortization of $46,337,000 and
    $34,490,000, respectively                           156,496        153,795
                                                      1,449,735      1,438,156

Current assets:
  Cash and temporary cash investments                     9,399          4,993
  Accounts receivable -
    Customer, less reserve                               21,966         26,098
    Other                                                 6,363         10,388
  Income tax refunds receivable                           6,089          6,434
  Production fuel, at average cost                       16,774         13,988
  Materials and supplies, at average cost                28,556         30,216
  Adjustment clause balances                                  0          1,433
  Regulatory assets                                      24,018         20,145
  Prepayments and other                                  15,324         24,692
                                                        128,489        138,387

Investments:
  Nuclear decommissioning trust funds                    39,971         33,779
  Cash surrender value of life insurance policies         9,520          8,867
  Investment in McLeod, Inc.                              9,200          7,500
  Other                                                   6,835          5,609
                                                         65,526         55,755

Other assets:
  Regulatory assets                                     196,777        192,955
  Deferred charges and other                             22,229         23,840
                                                        219,006        216,795
                                                    $ 1,862,756    $ 1,849,093


                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                       June 30,
                                                         1995     December 31,
CAPITALIZATION AND LIABILITIES                       (Unaudited)      1994
                                                           (in thousands)
Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 29,180,062
    and 28,777,046 shares, respectively             $   382,857    $   373,490
  Retained earnings ($18,209,000 restricted
    as to payment of cash dividends)                    207,042        218,293
      Total common equity                               589,899        591,783
  Cumulative preferred stock of IES Utilities Inc.       18,320         18,320
  Long-term debt                                        502,319        473,206
                                                      1,110,538      1,083,309

Current liabilities:
  Short-term borrowings                                  87,000         37,000
  Capital lease obligations                              18,267         14,385
  Maturities and sinking funds                           50,433        100,422
  Accounts payable                                       57,978         78,582
  Dividends payable                                      16,061         15,839
  Accrued interest                                        8,947          9,494
  Accrued taxes                                          46,818         50,001
  Accumulated refueling outage provision                  2,236         15,196
  Adjustment clause balances                                477              0
  Provision for rate refund liability                    10,207              0
  Environmental liabilities                               5,420          5,428
  Other                                                  21,710         21,844
                                                        325,554        348,191

Long-term liabilities:
  Capital lease obligations                              28,256         35,346
  Environmental liabilities                              41,058         38,288
  Other                                                  60,743         58,793
                                                        130,057        132,427

Deferred credits:
  Accumulated deferred income taxes                     258,151        245,365
  Accumulated deferred investment tax credits            38,456         39,801
                                                        296,607        285,166

Commitments and contingencies (Note 6)

                                                    $ 1,862,756    $ 1,849,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     For the Three          For the Six           For the Twelve
                                     Months Ended           Months Ended           Months Ended
                                        June 30               June 30               June 30
                                    1995       1994       1995       1994       1995       1994
                                             (in thousands, except per share amounts)
Operating revenues:
  Electric                       $ 133,048  $ 123,071  $ 249,626  $ 246,989  $ 539,964  $ 548,578
  Gas                               32,010     28,342     96,992     98,173    164,388    176,360
  Other                             24,389     19,704     49,221     37,577     94,572     75,552
                                   189,447    171,117    395,839    382,739    798,924    800,490

Operating expenses:
  Fuel for production               20,304     16,304     39,746     38,649     87,050     83,082
  Purchased power                   17,130     17,225     33,444     30,827     71,412     84,997
  Gas purchased for resale          23,067     19,849     72,356     73,402    119,750    130,332
  Other operating expenses          45,875     41,264     93,965     82,078    188,714    168,462
  Maintenance                       11,325     14,250     23,489     25,826     50,504     51,164
  Depreciation and amortization     24,923     21,452     50,461     42,755     94,083     81,480
  Taxes other than income taxes     13,367     12,337     26,807     25,072     48,037     47,549
                                   155,991    142,681    340,268    318,609    659,550    647,066

Operating income                    33,456     28,436     55,571     64,130    139,374    153,424

Interest expense and other:
  Interest expense                  13,084     11,409     25,047     22,855     48,204     45,170
  Allowance for funds used
    during construction               -785     -1,000     -1,900     -1,877     -3,934     -2,951
  Preferred dividend requirements
    of IES Utilities Inc.              229        229        457        457        914        914
  Miscellaneous, net                  -170       -399       -523       -849     -3,150      2,553
                                    12,358     10,239     23,081     20,586     42,034     45,686

Income before income taxes          21,098     18,197     32,490     43,544     97,340    107,738

Income taxes:
  Current                            5,258      4,856      2,595     15,038     25,079     27,804
  Deferred                           4,004      3,150     11,992      3,838     14,863     16,482
  Amortization of investment
    tax credits                       -672       -667     -1,345     -1,334     -2,669     -4,812
                                     8,590      7,339     13,242     17,542     37,273     39,474

Net income                       $  12,508  $  10,858  $  19,248  $  26,002  $  60,067  $  68,264

Average number of common
    shares outstanding              29,128     28,498     29,008     28,424     28,853     28,332

Earnings per average
    common share                 $    0.43  $   0.38   $    0.66  $    0.91  $    2.08  $    2.41

Dividends declared per
     common share                $   0.525  $  0.525   $    1.05  $    1.05  $    2.10  $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     For the Three            For the Six            For the Twelve
                                                     Months Ended             Months Ended            Months Ended
                                                        June 30                 June 30                 June 30
                                                    1995        1994        1995        1994        1995        1994
                                                                           (in thousands)
Cash flows from operating activities:
  Net income                                        $ 12,508    $ 10,858    $ 19,248    $ 26,002    $ 60,067    $ 68,264
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                   24,923      21,452      50,461      42,755      94,083      81,480
      Principal payments under capital
        lease obligations                              3,311       4,078       5,867       8,505      13,608      13,102
      Deferred taxes and investment tax credits        3,332       2,483      10,647       2,504      12,194      11,670
      Refueling outage provision                      -4,432       2,914     -12,960       6,051      -6,475      -3,472
      Allowance for equity funds used
        during construction                              -78        -612        -360      -1,153      -1,506      -1,737
      Other                                            1,786         861       3,901       3,835       5,954       9,571
  Other changes in assets and liabilities -
      Accounts receivable                              8,324       7,454       6,157      12,159         775      -6,876
      Production fuel, materials and supplies         -2,017        -215        -831       2,479      -3,723       2,236
      Accounts payable                               -13,600      -3,497     -15,795      -6,023      12,099      12,089
      Accrued taxes                                   -8,194        -190      -2,838       2,550        -813        -418
      Provision for rate refunds                       2,207      -9,085      10,207      -8,670      10,207      -6,573
      Adjustment clause balances                      -2,325      -6,797       1,910      -2,073      -2,599      -3,457
      Gas in storage                                   1,948      -1,304      10,140       8,710       2,566      -2,457
      Other                                           -2,608       1,671       3,080      -1,047      13,476          80
          Net cash flows from operating activities    25,085      30,071      88,834      96,584     209,913     173,502

Cash flows from financing activities:
      Dividends declared on common stock             -15,316     -14,986     -30,499     -29,916     -60,648     -59,582
      Proceeds from issuance of common stock           3,355       3,124       8,001       9,940      14,534      15,957
      Purchase of treasury stock                           0      -1,625           0      -6,233           0      -6,233
      Proceeds from issuance of long-term debt             4      21,194      50,004      34,617      60,004     143,397
      Reductions in long-term debt                   -10,933        -884     -70,980        -931     -64,317     -22,254
      Net change in short-term borrowings             59,000       3,300      50,000     -20,700      83,700     -77,258
      Principal payments under capital lease
        obligations                                   -2,556      -4,427      -6,218      -8,147     -14,375     -12,439
      Sale of utility accounts receivable             -8,000        -200       2,000        -200       3,000      -3,500
      Other                                              134         156         222         247         118       1,527
          Net cash flows from financing activities    25,688       5,652       2,530     -21,323      22,016     -20,385

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                     -31,551     -29,342     -59,576     -48,334    -151,855    -119,378
         Other                                        -9,834      -5,901     -17,500     -22,220     -60,792     -46,898
      Nuclear decommissioning trust funds             -1,383      -1,383      -2,766      -2,766      -5,532      -5,532
      Deferred energy efficiency costs                -4,441      -3,772      -7,978      -7,171     -16,964     -13,016
      Proceeds from disposition of assets              3,095         662       6,055       2,600      12,254      30,776
      Other                                           -2,102        -449      -5,193      -2,252      -2,224      -2,097
          Net cash flows from investing activities   -46,216     -40,185     -86,958     -80,143    -225,113    -156,145

Net increase (decrease) in cash and
  temporary cash investments                           4,557      -4,462       4,406      -4,882       6,816      -3,028

Cash and temporary cash investments
  at beginning of period                               4,842       7,045       4,993       7,465       2,583       5,611

Cash and temporary cash investments
  at end of period                                  $  9,399    $  2,583    $  9,399    $  2,583    $  9,399    $  2,583

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                   $ 15,172    $ 13,945    $ 24,973    $ 22,800    $ 46,435    $ 42,260
         Income taxes                               $  5,615    $ 19,309    $  8,349    $ 19,296    $ 28,650    $ 34,964
      Noncash investing and financing activities -
         Capital lease obligations incurred         $  1,542    $    227    $  2,658    $    424    $ 16,531    $  1,632

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         June 30, 1995


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

(2)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the Iowa Utilities Board (IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested. The interim rate increase, the amount of which will be set by the IUB, will become effective within 90 days of the filing and will be collected subject to refund.
Utilities expects that the final rate level will not be determined until the second quarter of 1996.

     (b)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. Utilities' proposal included approximately $12 million in annual revenue requirement related to increased recovery levels of depreciation expense and nuclear decommissioning expense at the Duane Arnold Energy Center
(DAEC), Utilities' nuclear generating facility.

     The Office of Consumer Advocate (OCA) filed a petition in connection with this proceeding to reduce the rates for retail electric service by approximately $27 million, or 5.5%. Intervenors, which primarily represent individual or groups of customers, also submitted filings in October 1994, generally objecting to particular elements of the price increase and Utilities' price design proposals.

      In May 1995, the IUB issued an order requiring an annual reduction in retail electric revenues of $15.8 million. While minor movement toward pricing consistency between the different pricing zones will result, the proposals to increase recovery levels of nuclear depreciation expense and nuclear decommissioning expense were rejected. The Board also ruled against Utilities on issues of recovery for the full purchase prices of Union Electric's Iowa service territory and smaller, low-cost, used generating plants, even though customers are currently benefiting from the acquisitions.

      Utilities and several intervenors filed applications for rehearing with the IUB requesting rehearing on various issues in the order and Utilities was granted rehearing on two of the smaller issues. The IUB denied rehearing on all other issues, including the intervenors' issues. The IUB issued its Order Granting Rehearing in Part and Denying Rehearing in Part on June 30, 1995, which made minor adjustments to its original decision resulting in a revised annual retail rate reduction of approximately $14.4 million. No petitions were filed with the Iowa district court by any of the parties to the case.

     Utilities has recorded a pre-tax reserve for rate refund, including interest, of $10.2 million at June 30, 1995. Utilities is awaiting approval from the IUB on its compliance tariff filing and continues to fully reserve for the refund and, accordingly, there will be no further effect on 1995 electric revenues and net income when the refund is made. Refunds to customers will be calculated from October 22, 1994, the date of the OCA revenue reduction filing.

     (c)  1994 Energy Efficiency Cost Recovery Filing -

     The IUB has adopted rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in August 1994 to the IUB for recovery of approximately $23 million and $13 million for the electric and gas programs, respectively, related to costs incurred through 1993 for such programs. The $36 million total for the electric and gas programs is comprised of $21 million of direct expenditures and carrying costs (recorded as a "Regulatory asset" in the Consolidated Balance Sheets, including $5.4 million as current), $7 million for a return on the expenditures over the recovery period and $8 million for a reward based on a sharing of the benefits of such programs.

      In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million.

     In May 1995, the OCA and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue is pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities have agreed to be bound by the ultimate decision in the other utility's court proceeding. Utilities believes that the chances of the reward amount being materially reduced are remote. Recovery of energy efficiency costs will be over a four-year period and began on June 1, 1995. The portion of the recoveries relating to the contested reward amount are being collected subject to refund.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1995, $56 million was sold under the agreement.

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

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At June 30, 1995, there
were   no   borrowings   outstanding  under   this   facility.
Diversified had $59.8 million of commercial paper outstanding at June 30, 1995, with interest rates ranging from 6.05% to 6.15% and maturity dates in the third quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at June 30, 1995, that would prevent
such  borrowings.   Accordingly, this debt  is  classified  as
long-term in the Consolidated Balance Sheets.

     (b)  Long-Term Debt of McLeod, Inc. -

      At June 30, 1995, Diversified had a $9.2 million investment in Class B Common Stock of McLeod, Inc. (McLeod), which represents a voting interest of less than 20%. McLeod provides local and long-distance telecommunication services to business customers and other services related to fiber optics. In 1994, Diversified entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At June 30, 1995, McLeod had $1.8 million outstanding under its facility.

     (c)  Short-Term Debt -

      At June 30, 1995, the Company had bank lines of credit aggregating $97.7 million (Industries - $1.5 million, Utilities - $87.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $77 million to support commercial paper (weighted average interest rate of 6.02%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1995, there was $10 million borrowed under this facility (weighted average interest rate of 6.08%). At June 30, 1995, Utilities also had a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

(6)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $46 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at June 30,
1995.  The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.6 million as current liabilities) at June 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at June 30, 1995. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          Oil and Gas Properties Dismantlement and Abandonment
          Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.0 million at June 30, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

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

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

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

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At June 30, 1995, Utilities has recorded a liability of $5.8 million for those transition costs that have been incurred by the pipelines to date, including $2.3 million expected to be billed through June 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $10 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

      (d)   Nuclear Insurance Programs -

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

     Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL), which provide insurance coverage for the cost of certain property losses at nuclear generating stations and for the cost of replacement power during certain outages. Companies insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $4.4 million under NML, $8.5 million for NEIL property and $0.7 million for NEIL replacement power if losses relating to accidents exceeded the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

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

                     RESULTS OF OPERATIONS

       The Company's net income increased or (decreased) $1.7 million, ($6.8) million and ($8.2) million during the three, six and twelve month periods, respectively, ended June 30, 1995. Earnings per average common share increased or (decreased) $0.05, ($0.25) and ($0.33) for the respective periods. The 1995 earnings are significantly affected by the recording of a pre-tax reserve for rate refund, including interest, of $10.2 million ($8.0 million in the first quarter and $2.2 million in the second quarter) by Utilities as a result of the Iowa Utilities Board's (IUB) order in Utilities' recent electric rate case. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The Company's operating income increased or (decreased) $5.0 million, ($8.6) million and ($14.1) million during the three, six and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

      Electric revenues and Kwh sales for Utilities increased or (decreased) for the periods ended June 30, 1995, as compared with the prior periods, as follows:

                                               Three      Six      Twelve
                                               Months    Months    Months
                                                    ($ in millions)

Electric revenues                            $ 10.0     $ 2.6     $ (8.6)

Electric sales (excluding off-system sales):
    Residential and Rural                       7.9%      0.3%      (1.9%)
    Commercial                                  2.2       1.2        1.6
    Industrial                                 11.4       7.6       10.1
    Total                                       6.8%      2.8%       3.7%

      The Kwh sales for the quarter benefited significantly from an annual true-up adjustment to unbilled sales recorded in the second quarter of 1995 and were also favorably impacted by  warmer
than normal weather. On June 21, 1995, Utilities set a new energy peak usage record with a peak of 1,796 megawatts (this
record  was  subsequently broken during July 1995).   The  Kwh
sales for the six and twelve month periods also benefited from the unbilled sales adjustment, although to a lesser degree than the three month period, but were unfavorably impacted by milder than normal weather. Under normal weather conditions, total sales (excluding off-system sales) would have increased 5.7%, 3.6% and 4.8% for the three, six and twelve month
periods,   respectively.   The  growth  in  industrial   sales
continues to reflect the underlying strength of the economy as
industrial   expansions   in  Utilities'   service   territory
continue.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      Electric revenues include a pre-tax reserve for rate refund ($8.0 million and $1.7 million recorded in the first and second quarters of 1995, respectively) recorded by Utilities as a result of the IUB order. Approximately $3.5 million of the reserve recorded in the first quarter relates to revenues collected in the fourth quarter of 1994. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The  three and six month revenue increases were  due  to
higher  fuel  costs collected through the EAC,  the unbilled revenue adjustment and the  increased sales  (excluding
off-system sales). These items were partially offset by lower off-system sales and the rate refund reserve. The twelve month decrease  is  due to lower off-system sales, the rate  reserve and  the  effects  of  the mix of sales between  lower  margin industrial customers and higher margin residential  and  rural
customers.    These  items  were  partially  offset   by   the
increased sales (excluding off-system sales), the recovery  of
fuel   costs   through  the  EAC  and  the  unbilled   revenue
adjustment.

                         GAS REVENUES

      Gas revenues increased or (decreased) for the periods ended June 30, 1995, as compared with the prior periods, as follows:

                                               Three      Six      Twelve
                                               Months    Months    Months
                                                      (in millions)

Gas revenues:
  Utilities                                  $ (1.3)   $  (13.3)  $ (27.7)
  Industrial Energy Applications, Inc. (IEA)    5.0        12.1      15.7
                                             $  3.7    $   (1.2)  $ (12.0)


      Utilities' gas sales in therms increased or (decreased) for the periods ended June 30, 1995, as compared with the prior periods, as follows:


                           Three       Six       Twelve
                          Months      Months     Months

Residential                4.4%       (6.2%)      (9.8%)
Commercial                 0.4        (5.7)       (9.3)
Industrial               (33.8)      (27.9)      (17.9)

  Sales to consumers      (3.3)       (8.3)      (10.8)

Transported volumes       20.7        32.4        28.2

  Total                    4.7%       (0.7%)      (2.8%)

     Under normal weather conditions, sales to consumers would have decreased (15.2%), (4.1%) and (5.2%) during the three, six and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. Utilities' gas revenues decreased during all periods primarily because of lower gas costs recovered through the PGA and lower sales to consumers. The decreased gas cost recoveries are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes. The increase in IEA's gas revenues for all periods is primarily due to increased gas volumes, partially offset by lower gas costs.

      On  August 4, 1995, Utilities applied to the IUB for  an
annual  increase in gas rates of $8.8 million, or  6.2%.   See
Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

                        OTHER REVENUES

      Other revenues increased $4.7 million, $11.6 million and $19.0 million during the three, six and twelve month periods, respectively, primarily because of increased revenues at Whiting Petroleum Company (Whiting). Whiting's operations have expanded significantly the last several years as a result of acquisitions of oil and gas properties.

                      OPERATING EXPENSES

      Fuel for production increased $4.0 million, $1.1 million and $4.0 million during the three, six and twelve month periods, respectively. The three and six month increases are due to higher fuel cost recoveries through the EAC, which are included in fuel for production, partially offset by a decrease in the amount of Kwh generation. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down from late February 1995 through late April 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. Generation at the Company's fossil-fueled generating stations was also lower during the three month period in 1995 due to outages at two stations. The twelve month increase is primarily due to higher fuel cost recoveries through the EAC, although a slight increase in the amount of Kwh generation also contributed to the increase.

      Purchased power increased or (decreased) ($0.1) million, $2.6 million and ($13.6) million during the three, six and twelve month periods, respectively. The six month increase is due to increased energy purchases, resulting from the decrease in generation, which were partially offset by lower capacity costs. The twelve month decrease is primarily due to lower energy purchases, although lower capacity costs also contributed to the decrease.

       Gas purchased for resale increased or (decreased) $3.2 million, ($1.0) million and ($10.6) million during the three, six and twelve month periods, respectively. The three month increase is due to increased gas sales at IEA partially offset by lower sales to consumers at Utilities and lower natural gas prices. The six and twelve month decreases are primarily the result of lower sales to consumers at Utilities and lower natural gas prices, partially offset by increased sales at IEA.

      Other operating expenses increased $4.6 million, $11.9 million and $20.3 million during the three, six and twelve month periods, respectively. Increases in labor and benefits costs, former manufactured gas plant (FMGP) clean-up costs and information technology costs at Utilities and increased operating activities at Whiting contributed to the increases for all three periods. The three and six month increases were partially offset by lower nuclear operating costs at Utilities while higher nuclear operating costs contributed to the increase during the twelve month period.

      Maintenance expenses decreased ($2.9) million, ($2.3) million and ($0.7) million during the three, six and twelve month periods, respectively, primarily due to decreased expenditures at the DAEC and Utilities' fossil-fueled generating stations. Increased labor costs for all periods partially offset such decreases.

      Depreciation and amortization increased $3.5 million, $7.7 million and $12.6 million during the three, six and twelve month periods primarily because of increases in utility plant in service and the acquisition of oil and gas operating properties. Depreciation and amortization expenses for all periods reflect an annual amount of $5.5 million for the DAEC decommissioning provision, which is collected through rates. (The annual recovery level will be increased to $6.0 million once the final rates from Utilities' recent electric rate case are implemented later this year).

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

                  INTEREST EXPENSE AND OTHER

     Interest expense increased $1.7 million, $2.2 million and $3.0 million during the three, six and twelve month periods, respectively. The three and six month increases are primarily due to an increase in the average amount of short-term debt outstanding and interest related to Utilities' rate reserve. The twelve month increase is primarily because of an increase in the average amount of short-term and long-term debt outstanding, including variable-rate long-term debt.

      Miscellaneous, net reflects a $5.7 million increase in income during the twelve month period. The current twelve month period includes gains on the sale of several investments by Diversified's subsidiaries. Certain property write-downs at Diversified and a contribution to the IES Industries Charitable Foundation were recorded in the prior twelve month period, which were partially offset by gains on the sale of assets at Whiting and IEA.

      Income taxes increased or (decreased) $1.3 million, ($4.3) million and ($2.2) million during the three, six and twelve month periods, respectively. The three and six month changes are consistent with changes in income before income taxes. The decrease for the twelve month period is due to a decrease in pre-tax income partially offset by a higher effective income tax rate resulting from the effect of property related temporary differences for which deferred income taxes have not been provided under current rate making principles, which are now becoming payable and are being recovered from ratepayers.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and sinking fund requirements and the level of Diversified's business opportunities. The Company's pre-tax ratio of earnings to fixed charges was 3.04 and 3.41 for the twelve months ended June 30, 1995 and June 30, 1994, respectively. Cash flows from operating activities for the twelve months ending June 30, 1995, were $210 million.

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

     Access to the long-term and short-term capital and credit
markets  is  necessary  for obtaining funds  externally.   The
Company's debt ratings are as follows:


                                      Moody's      Standard & Poor's

     Utilities   - Long-term debt       A2                A
                 - Short-term debt      P1               A1

     Diversified - Short-term debt      P2               A2


     As a result of the IUB's final order in Utilities' recent electric rate case, Utilities will be required to reduce its retail electric rates by an annual impact of $14.4 million. (See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion). In reaction to the rate reduction, Moody's downgraded Utilities' long-term debt rating to A2 from A1 on June 1, 1995. The new rating remains in the upper levels of Moody's nine-tier rating system which ranges from Aaa down to C.

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

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At June 30, 1995, Utilities had $42 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began its recovery of those costs incurred through 1993. See Note 2(c) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $202 million for 1995, of which approximately $163 million represents expenditures at Utilities and approximately $39 million represents expenditures at Diversified. Of the $163 million of Utilities' expenditures, 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. Diversified's anticipated expenditures include approximately $26 million at Whiting. In addition to the $163 million, Utilities anticipates expenditures of
$13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures. The Company had construction and acquisition expenditures of approximately $77 million for the six months ended June 30, 1995, including approximately $60 million at Utilities and approximately $17 million at Diversified. Utilities is currently reviewing its construction and acquisition program with the objective of reducing the anticipated 1995 expenditures by approximately $13 million.

      The Company's levels of construction and acquisition expenditures are projected to be $230 million in 1996, $209 million in 1997, $235 million in 1998 and $227 million in
1999.   It is estimated that approximately 70% of construction
and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1995-1999.

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

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements,
which   Utilities  intends  to  meet  by  pledging  additional
property, the following long-term debt will mature prior to December 31, 1999:

                                                    (in millions)
     Issue:
         Utilities                                     $ 123.6
         Diversified's variable rate credit facility      59.8
         Other subsidiaries' debt                         11.5
                                                       $ 194.9

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

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At June 30, 1995, such restrictions would have allowed Utilities to issue $330 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which $50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities expects to replace First Mortgage Bonds Series X, that matures in October 1995, with other long-term securities.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under
the  agreement  and  for issuances of commercial  paper.   The
interest rate options are based upon quoted market rates and the maturities are less than one year. At June 30, 1995, there were no borrowings outstanding under this facility. Diversified had $59.8 million of commercial paper outstanding at June 30, 1995, with interest rates ranging from 6.05% to 6.15% and maturity dates in the third quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at June 30, 1995, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At June 30, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock but no additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at June 30, 1995.

      The Company's capitalization ratios at June 30, were as follows:

                           1995           1994

     Long-term debt         47%            48%
     Preferred stock         2              2
     Common equity          51             50
                           100%           100%


                The   1995   and  1994  ratios   include
        $50 million and $58 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.


                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At June 30, 1995, Utilities had outstanding short-term borrowings of $92.8 million, including $5.8 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1995, Utilities had sold $56 million under the agreement.

      At June 30, 1995, the Company had bank lines of credit aggregating $97.7 million (Industries - $1.5 million, Utilities - $87.7 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $77 million of its lines to support commercial paper (weighted average interest rate of 6.02%) and $7.7 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which
restrict  the  unused lines of credit.   In  addition  to  the
above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1995, there was $10 million borrowed under this facility (weighted average interest rate of 6.08%). At June 30, 1995, Utilities also had a letter of credit in the amount of $3.4 million supporting two of its variable rate pollution control obligations.

                     ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1995 or 1996 for the other sites.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.6 million as current liabilities) at June 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at June 30, 1995. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      In January 1995, Utilities received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance with, and requiring Utilities to satisfy, certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. On June 23, 1995, Utilities received an Administrative Penalty Order from the EPA assessing a penalty in the amount of $146,000 for the alleged noncompliance. Pursuant to Utilities' good faith efforts to cooperate and informal settlement negotiations, the EPA has informally agreed to reduce the amount of the penalty. Utilities and EPA are currently negotiating a Supplemental Environmental Project
(SEP) which contemplates reducing the cash penalty payment to $25,630 and requiring Utilities to retire 589 acid rain allowances, valued at $76,570.

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

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and pursuing other off-site storage. Utilities is also supporting legislation currently before the U.S. Congress to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At June 30, 1995, Utilities has prepaid costs of approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has temporarily reopened and Utilities intends to ship to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, as well as waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.0 million at June 30, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of
electricity   and  2)  charge  itself  the  same   price   for
transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC would allow for recovery of certain stranded costs (i.e. assets the costs of which could be rendered otherwise unrecoverable as the result of open access) in connection with wholesale transmission. The Company cannot predict the final regulations that may be adopted.

      The IUB recently initiated a Notice of Inquiry (Docket No. NOI-95-1) on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB in the near future.

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

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

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

      Reference is made to Notes 2 and 6 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively, and Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item  2.   Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

(a) The Company held its annual Meeting of Shareholders on May 16, 1995.

(b)   The  following  matters were voted upon  at  the  Annual
      Meeting of Shareholders.

     (i) The election of nominees for Directors who will serve a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:

          C.R.S.  Anderson, J. Wayne Bevis, Dr.  George  Daly,
          Blake O. Fisher, Jr., G. Sharp Lannom, IV, Lee  Liu,
          Jack  R. Newman, Robert D. Ray, David Q. Reed, Henry
          Royer, Robert W. Schlutz, Anthony R. Weiler.

          The number of votes for, against and non-votes for each nominee was as follows:

                            FOR         AGAINST      NON-VOTES

C.R.S. Anderson          23,350,085     356,748      5,209,823
J. Wayne Bevis           23,422,152     279,573      5,214,932
Dr. George Daly          23,445,568     249,109      5,221,979
Blake O. Fisher, Jr.     23,450,639     239,511      5,226,507
G. Sharp Lannom, IV      23,086,430     616,436      5,213,790
Lee Liu                  23,432,807     264,813      5,219,036
Jack R. Newman           23,350,132     365,161      5,201,363
Robert D. Ray            23,393,594     306,030      5,217,032
David Q. Reed            23,444,144     249,225      5,223,288
Henry Royer              23,437,316     256,710      5,222,630
Robert W. Schlutz        23,451,147     242,316      5,223,193
Anthony R. Weiler        23,438,384     259,652      5,218,620

There were no abstentions or withheld votes for any of the nominees.

Note:   Total  votes for all Directors may not  equal  due  to
rounding fractional shares.

     (ii) A proposal to amend the Company's Long-Term Incentive Plan of 1987 was also voted upon at the meeting. The proposal involved changing the plan name and extending the plan for a ten year period commencing January 1, 1997. The vote was as follows:

          FOR          AGAINST        ABSTAIN       NON-VOTES

      20,980,939      1,677,927      1,150,417      5,112,308


Item 5.  Other Information.

Effective August 1, 1995, Mr. Jim Hoffman joined Utilities  as
Executive   Vice  President,  Customer  Service   and   Energy
Delivery.

Rene H. Males, Executive Vice President of Utilities, has announced his retirement and will be leaving in the latter part of September 1995.

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

    10(a) Agreement  and  Plan  of  Merger  among   IES
          Industries Inc., WOK Acquisition Company, Okie Energy Company, Keener Energy Company, Thomas M. Atkinson and Joan B. Atkinson, dated as of March 15, 1995 (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 1995).

   *27    Financial Data Schedule.

   *  Exhibits designated by an asterisk are filed herewith.

(b)  Reports on Form 8-K -

          Items             Financial           Date of
         Reported          Statements            Report

           5, 7               None            May 15, 1995
           5, 7               None           April 27, 1995


                          SIGNATURES




      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                      (Registrant)




Date  August 14, 1995             By /s/  Dr. Robert J. Latham
                                              (Signature)
                                          Dr. Robert J. Latham
                                          Senior Vice President, Finance





                                  By /s/ Richard A. Gabbianelli
                                             (Signature)
                                         Richard A. Gabbianelli
                                         Controller & Chief Accounting Officer