Form 10-Q
period 1995-09-30
IES INDUSTRIES INC
filed 1995-11-09
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the  quarterly  period ended     September 30, 1995

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


           Class                          Outstanding at October 31, 1995
Common Stock, no par value                       29,453,952 shares


                      IES INDUSTRIES INC.


                             INDEX




                                                      Page No.


Part I.  Financial Information.



Item 1.   Consolidated Financial Statements.

     Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994             3 - 4

     Consolidated Statements of Income -
       Three, Nine and Twelve Months Ended
       September 30, 1995 and 1994                            5

     Consolidated Statements of Cash Flows -
       Three, Nine and Twelve Months Ended
       September 30, 1995 and 1994                            6

      Notes to Consolidated Financial Statements             7 - 18

Item 2. Management's Discussion and Analysis of the
        Results of Operations and Financial Condition.      19 - 40



Part II.  Other Information.                                41 - 43



Signatures.                                                   44


                            PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                              CONSOLIDATED BALANCE SHEETS

                                                   September 30,
                                                      1995        December 31,
ASSETS                                             (Unaudited)        1994
                                                          (in thousands)
Property, plant and equipment, at original cost:
  Utility -
    Plant in service -
      Electric                                      $ 1,871,496    $ 1,798,059
      Gas                                               162,991        158,115
      Other                                              99,241         86,005
                                                    -----------    -----------
                                                      2,133,728      2,042,179
    Less - Accumulated depreciation                     943,334        880,888
                                                    -----------    -----------
                                                      1,190,394      1,161,291
    Leased nuclear fuel, net of amortization             41,737         49,731
    Construction work in progress                        68,188         73,339
                                                    -----------    -----------
                                                      1,300,319      1,284,361
  Other, net of accumulated depreciation
    and amortization of $51,583,000
    and $35,767,000, respectively                       166,544        154,657
                                                    -----------    -----------
                                                      1,466,863      1,439,018
                                                    -----------    -----------

Current assets:
  Cash and temporary cash investments                     4,427          4,993
  Accounts receivable -
    Customer, less reserve                               22,216         26,098
    Other                                                 6,827         10,388
  Income tax refunds receivable                           1,778          6,434
  Production fuel, at average cost                       16,203         13,988
  Materials and supplies, at average cost                27,619         30,216
  Adjustment clause balances                                  0          1,433
  Regulatory assets                                      23,168         20,145
  Prepayments and other                                  21,193         24,692
                                                    -----------    -----------
                                                        123,431        138,387
                                                    -----------    -----------

Investments:
  Nuclear decommissioning trust funds                    43,531         33,779
  Investment in foreign entities                         23,051              0
  Cash surrender value of life insurance policies         9,848          8,867
  Investment in McLeod, Inc.                              9,200          7,500
  Other                                                   5,265          4,747
                                                    -----------    -----------
                                                         90,895         54,893
                                                    -----------    -----------
Other assets:
  Regulatory assets                                     199,485        192,955
  Deferred charges and other                             22,732         23,840
                                                    -----------    -----------
                                                        222,217        216,795
                                                    -----------    -----------
                                                    $ 1,903,406    $ 1,849,093
                                                    ===========    ===========


                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  September 30,
                                                      1995        December 31,
CAPITALIZATION AND LIABILITIES                     (Unaudited)        1994
                                                          (in thousands)
Capitalization:
  Common stock - no par value -
    authorized 48,000,000 shares;
      outstanding 29,345,573 and 28,777,046
      shares, respectively                          $   386,884    $   373,490
  Retained earnings                                     222,758        218,293
                                                    -----------    -----------
    Total common equity                                 609,642        591,783
  Cumulative preferred stock of IES Utilities Inc.       18,320         18,320
  Long-term debt                                        515,489        473,206
                                                    -----------    -----------
                                                      1,143,451      1,083,309
                                                    -----------    -----------

Current liabilities:
  Short-term borrowings                                  49,000         37,000
  Capital lease obligations                              17,518         14,385
  Maturities and sinking funds                           65,441        100,422
  Accounts payable                                       62,861         78,582
  Dividends payable                                      16,156         15,839
  Accrued interest                                       10,821          9,494
  Accrued taxes                                          74,416         50,001
  Accumulated refueling outage provision                  5,242         15,196
  Adjustment clause balances                                470              0
  Provision for rate refund liability                    12,966              0
  Environmental liabilities                               5,408          5,428
  Other                                                  19,402         21,844
                                                    -----------    -----------
                                                        339,701        348,191
                                                    -----------    -----------

Long-term liabilities:
  Capital lease obligations                              24,219         35,346
  Environmental liabilities                              40,668         38,288
  Other                                                  58,289         58,793
                                                    -----------    -----------
                                                        123,176        132,427
                                                    -----------    -----------

Deferred credits:
  Accumulated deferred income taxes                     259,289        245,365
  Accumulated deferred investment tax credits            37,789         39,801
                                                    -----------    -----------
                                                        297,078        285,166
                                                    -----------    -----------

Commitments and contingencies (Note 7)

                                                    $ 1,903,406    $ 1,849,093
                                                    ===========    ===========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                         For the Three          For the Nine        For the Twelve
                                         Months Ended           Months Ended         Months Ended
                                         September 30           September 30         September 30
                                        1995      1994        1995      1994        1995      1994
                                            (in thousands, except per share amounts)
Operating revenues:
  Electric                           $ 183,876  $ 165,621  $ 433,502  $ 412,610  $ 558,219  $ 543,974
  Gas                                   29,794     18,984    126,786    117,156    175,198    173,828
  Other                                 24,797     22,740     74,019     60,318     96,629     77,972
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                       238,467    207,345    634,307    590,084    830,046    795,774
                                     ---------  ---------  ---------  ---------  ---------  ---------

Operating expenses:
  Fuel for production                   31,945     29,419     71,691     68,067     89,576     92,394
  Purchased power                       19,954     17,305     53,399     48,132     74,061     69,892
  Gas purchased for resale              22,913     11,718     95,269     85,121    130,945    127,305
  Other operating expenses              49,994     46,436    143,958    128,513    192,272    174,861
  Maintenance                           12,548     12,471     36,037     38,297     50,582     49,572
  Depreciation and amortization         24,201     21,894     74,662     64,650     96,390     83,114
  Taxes other than income taxes         13,202     11,402     40,009     36,474     49,836     46,288
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                       174,757    150,645    515,025    469,254    683,662    643,426
                                     ---------  ---------  ---------  ---------  ---------  ---------

Operating income                        63,710     56,700    119,282    120,830    146,384    152,348
                                     ---------  ---------  ---------  ---------  ---------  ---------

Interest expense and other:
  Interest expense                      12,675     11,399     37,710     33,864     49,468     46,105
  Allowance for funds used
    during construction                   -762     -1,087     -2,662     -2,964     -3,608     -3,958
  Preferred dividend requirements
    of IES Utilities Inc.                  229        229        686        686        914        914
  Miscellaneous, net                    -1,266       -413     -1,776       -873     -3,991      2,324
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                        10,876     10,128     33,958     30,713     42,783     45,385
                                     ---------  ---------  ---------  ---------  ---------  ---------

Income before income taxes              52,834     46,572     85,324     90,117    103,601    106,963
                                     ---------  ---------  ---------  ---------  ---------  ---------

Income taxes:
  Current                               21,640     18,465     24,235     33,503     28,255     30,183
  Deferred                                 741        761     12,733      4,599     14,842     13,236
  Amortization of investment
    tax credits                           -667       -663     -2,012     -1,996     -2,674     -4,772
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                        21,714     18,563     34,956     36,106     40,423     38,647
                                     ---------  ---------  ---------  ---------  ---------  ---------

Net income                           $  31,120  $  28,009  $  50,368  $  54,011  $  63,178  $  68,316
                                     =========  =========  =========  =========  =========  =========

Average number of common
    shares outstanding                  29,314     28,633     29,110     28,493     29,023     28,442
                                     =========  =========  =========  =========  =========  =========

Earnings per average
  common share                       $    1.06  $    0.98  $    1.73  $    1.90  $    2.18  $    2.40
                                     =========  =========  =========  =========  =========  =========

Dividends declared per
  common share                       $   0.525  $   0.525  $   1.575  $   1.575  $    2.10  $    2.10
                                     =========  =========  =========  =========  =========  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    For the Three         For the Nine          For the Twelve
                                                    Months Ended          Months Ended          Months Ended
                                                    September 30          September 30          September 30
                                                  1995       1994       1995       1994       1995       1994
                                                             (in thousands)

Cash flows from operating activities:
  Net income                                     $ 31,120   $ 28,009   $ 50,368   $ 54,011   $ 63,178   $ 68,316
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                24,201     21,894     74,662     64,650     96,390     83,114
      Principal payments under capital
        lease obligations                           4,934      4,079     10,801     12,584     14,463     16,304
      Deferred taxes and investment tax credits        74         98     10,721      2,603     12,168      8,464
      Refueling outage provision                    3,006      3,338     -9,954      9,389     -6,807      8,048
      Amortization of deferred charges              1,837        277      3,987        821      4,301      1,092
      Other                                           340        714      1,731      2,880        766      9,393
  Other changes in assets and liabilities -
      Accounts receivable                          -9,714      3,439     -3,557     15,598    -12,378     11,587
      Production fuel, materials and supplies         963     -1,170        132      1,310     -2,362       -588
      Accounts payable                              4,092      3,388    -11,703     -2,635     12,803     -2,905
      Accrued taxes                                31,909     21,416     29,071     23,966      9,679     17,208
      Provision for rate refunds                    2,759          0     12,966     -8,670     12,966     -7,852
      Adjustment clause balances                       -7     -3,575      1,903     -5,648        969       -291
      Gas in storage                               -4,737     -6,627      5,403      2,082      4,457         25
      Other                                        -4,125     10,066     -1,049      9,020       -585      4,363
                                                 --------   --------   --------   --------   --------   --------
          Net cash flows from operating
            activities                             86,652     85,346    175,482    181,961    210,008    216,278
                                                 --------   --------   --------   --------   --------   --------
Cash flows from financing activities:
      Dividends declared on common stock          -15,404    -15,043    -45,903    -44,959    -61,012    -59,818
      Proceeds from issuance of common stock        3,494      3,615     11,495     13,528     14,402     16,590
      Purchase of treasury stock                        0          0          0     -6,233          0     -6,233
      Proceeds from issuance of long-term debt     28,200     10,000     57,504     44,640     73,004    148,140
      Reductions in long-term debt                    -71     -8,769    -50,351     -9,723    -50,417    -29,457
      Net change in short-term borrowings         -38,000     -3,300     12,000    -24,000     49,000    -78,500
      Principal payments under capital
        lease obligations                          -3,314     -4,078     -9,529    -12,225    -13,608    -13,102
      Sale of utility accounts receivable           9,000          0     11,000       -200     12,000       -200
      Other                                            95       -155        317         90        369        484
                                                 --------   --------   --------   --------   --------   --------
          Net cash flows from financing
            activities                            -16,000    -17,730    -13,467    -39,082     23,738    -22,096
                                                 --------   --------   --------   --------   --------   --------

Cash flows from investing activities:
      Construction and acquisition
       expenditures -
         Utility                                  -31,519    -33,369    -89,118    -81,704   -146,165   -119,933
         Other                                    -39,046    -19,255    -58,523    -41,673    -84,426    -52,724
      Nuclear decommissioning trust funds          -1,832     -1,383     -4,598     -4,149     -5,981     -5,532
      Deferred energy efficiency costs             -4,987     -4,340    -12,965    -11,511    -17,611    -15,221
      Proceeds from disposition of assets           3,865        603      9,920      3,203     15,515     11,052
      Other                                        -2,105        263     -7,297     -1,792     -3,369     -2,461
                                                 --------   --------   --------   --------   --------   --------
          Net cash flows from investing
            activities                            -75,624    -57,481   -162,581   -137,626   -242,037   -184,819
                                                 --------   --------   --------   --------   --------   --------
Net increase (decrease) in cash and
  temporary cash investments                       -4,972     10,135       -566      5,253     -8,291      9,363
                                                 --------   --------   --------   --------   --------   --------
Cash and temporary cash investments
  at beginning of period                            9,399      2,583      4,993      7,465     12,718      3,355
                                                 --------   --------   --------   --------   --------   --------

Cash and temporary cash investments
  at end of period                               $  4,427   $ 12,718   $  4,427   $ 12,718   $  4,427   $ 12,718
                                                 ========   ========   ========   ========   ========   ========

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                $  9,860   $  9,026   $ 34,821   $ 31,436   $ 47,418   $ 41,551
                                                 ========   ========   ========   ========   ========   ========
        Income taxes                             $  1,239   $  6,153   $  9,588   $ 21,949   $ 23,736   $ 32,218
                                                 ========   ========   ========   ========   ========   ========
      Noncash investing and financing
        activities -
          Capital lease obligations incurred     $    149   $ 10,828   $  2,807   $ 11,252   $  5,851   $ 11,460
                                                 ========   ========   ========   ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      September 30, 1995


(1)  GENERAL:

      The interim Consolidated Financial Statements have been prepared by IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1995 presentation.

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

     Summary of significant accounting policies
     Acquisition of Iowa service territory of Union Electric Company (UE)
     Leases
     Utility accounts receivable (other than discussed in Note 3)
     Income taxes
     Benefit plans
     Common stock (other than discussed in Note 5)
     Preferred and preference stock
     Debt (other than discussed in Note 6)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 7) Jointly-owned electric utility plant
     Segments of business

(2)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the Iowa Utilities Board (IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested. The IUB approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. Utilities expects that the final rate level will be determined no later than the second quarter of 1996.

     (b)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. In May 1995, the IUB issued an order requiring an annual reduction in retail electric revenues of $15.8 million. While minor movement toward pricing consistency between the different pricing zones will result, proposals to increase recovery levels of nuclear depreciation expense and nuclear decommissioning expense were rejected. The Board also ruled against Utilities on issues of recovery for the full purchase prices of Union Electric's Iowa service territory and smaller, low-cost, used generating plants, even though customers are currently benefiting from the acquisitions.

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

      On August 16, 1995, Utilities received approval from the IUB to implement final prices. Northern and Southeastern zone price changes became effective on that date. Utilities has recorded a pre-tax reserve for rate refund, including interest, of $13.0 million at September 30, 1995. Utilities expects to make the rate refund in the fourth quarter and there will be no further effect on 1995 electric revenues and net income when the refund is made.

      There will not be any revenue requirement change in the Southern zone as a result of the IUB order. A price design change will be implemented in the Southern zone, effective January 1, 1996, but there will be no refund obligation as the result of this change.

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

     In May 1995, the Office of Consumer Advocate (OCA) and an intervenor filed applications for rehearing with the IUB concerning the amount of the reward granted by the IUB. Since the identical issue was pending before the court in another utility's proceeding, the OCA, the intervenor and Utilities agreed to be bound by the ultimate decision in the other utility's court proceeding. That proceeding has been resolved in favor of the other utility. Utilities does not, therefore, have a refund obligation.

(3)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1995, $65 million was sold under the agreement.

(4)  INVESTMENT IN FOREIGN ENTITIES:

      At September 30, 1995, the Company had $23.1 million of investments in foreign entities on its Consolidated Balance Sheet which included a) investments in two New Zealand electric  distribution entities b) a loan  to  a  New  Zealand company, and c) an investment in an international venture capital fund. The Company's equity ownership interests in the electric distribution entities and international venture capital fund are currently less than 10% and the Company is accounting for these investments under the cost method.

(5)  COMMON STOCK:

      In March 1995, Industries issued 75,638 shares of its common stock for the purchase of certain oil and gas companies, which are now wholly-owned subsidiaries of Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary of Diversified.

(6)  DEBT:
     (a)  Long-Term Debt -

     In October 1995, Utilities repaid at maturity $50 million of Series X, 9.42% First Mortgage Bonds, by issuing additional commercial paper. Utilities expects to replace the commercial paper with other long-term securities during the fourth quarter of 1995. Effective with the maturity of the Series X bonds, retained earnings are no longer restricted as to the payment of cash dividends.

      In March 1995, Utilities repaid at maturity $50 million of Series W, 9.75% First Mortgage Bonds and, in a separate transaction, issued $50 million of Collateral Trust Bonds, 7.65%, due 2000.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under
the  agreement  and  for issuances of commercial  paper.   The
interest rate options are based upon quoted market rates and the maturities are less than one year. At September 30, 1995, there were no borrowings outstanding under this facility. Diversified had $88 million of commercial paper outstanding at September 30, 1995, with interest rates ranging from 5.87% to 6.25% and maturity dates in the fourth quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility
and  no conditions exist at     September 30, 1995, that would
prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

     (b)  Long-Term Debt of McLeod, Inc. -

      At September 30, 1995, Diversified had a $9.2 million investment in Class B Common Stock of McLeod, Inc. (McLeod), which represents a voting interest of less than 20%. McLeod provides local and long-distance telecommunication services to business customers and other services related to fiber optics. In 1994, Diversified entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At September 30, 1995, McLeod had no borrowings outstanding under its facility.

     (c)  Short-Term Debt -

      At September 30, 1995, the Company had bank lines of credit aggregating $101.1 million (Industries - $1.5 million, Utilities - $91.1 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $49 million to support commercial paper (weighted average interest rate of 5.80%) and $11.1 million to support certain pollution control obligations. In October 1995, Utilities increased its bank lines of credit by $30 million in order to finance the redemption of the Series X bonds. Commitment fees are paid to maintain these lines and there are no conditions which
restrict  the  unused lines of credit.   In  addition  to  the
above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1995, there were no borrowings outstanding under this facility.

(7)  CONTINGENCIES:
     (a)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $46 million, including $5.4 million as current liabilities, in its Consolidated Balance Sheets at September 30, 1995. The significant items are discussed below.

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

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $32 million (including $4.5 million as current liabilities) at September 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1995. Regulatory assets of approximately $32 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          Oil and Gas Properties Dismantlement and Abandonment
            Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.4 million at
September 30, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (b)  Clean Air Act -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

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

      Utilities' three pipeline suppliers have made filings with the FERC to collect their respective known transition costs, and additional filings are expected. At September 30, 1995, Utilities has recorded a liability of $4.9 million for those transition costs that have been incurred by the pipelines to date, including $1.9 million expected to be billed through September 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. The ultimate level of costs to be billed to Utilities depends on the pipelines' filings with the FERC and other future events, including the market price of natural gas, and could approximate $8 million more than the amount recorded. However, Utilities believes any transition costs billed by its pipeline suppliers would be recovered from its customers, based upon regulatory treatment of these costs to date by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

     (d)  Nuclear Insurance Programs -

     Public liability for nuclear accidents is governed by the Price Anderson Act of 1988 which sets a statutory limit of $8.9 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, Utilities provides this financial protection for a nuclear incident at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($8.7 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the United States is subject to an assessment in the event of a nuclear incident at any nuclear plant in the United States. Based on its ownership of the DAEC, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per incident per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years.

     Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.1 million under NML, $8.5 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserves funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.



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

                     RESULTS OF OPERATIONS

       The Company's net income increased or (decreased) $3.1 million, ($3.6) million and ($5.1) million during the three, nine and twelve month periods, respectively, ended September 30, 1995. Earnings per average common share increased or (decreased) $0.08, ($0.17) and ($0.22) for the respective periods. The warmer than normal weather during the summer of 1995 significantly impacted the 1995 results of operations. The 1995 earnings were also significantly affected by the impact of the Iowa Utilities Board's (IUB) price reduction order in Utilities' recent electric rate case. The Company estimates the effects of the rate order reduced the earnings per share for the three, nine and twelve month periods by $0.13, $0.28 and $0.28, respectively. The positive impact of the warmer than normal weather was greater than the negative impact of the price reduction for the quarter and partially offset the impact of the price reduction for the nine and twelve month periods. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The Company's operating income increased or (decreased) $7.0 million, ($1.5) million and ($6.0) million during the three, nine and twelve month periods, respectively. Reasons for the changes in the results of operations are explained further in the following discussion.

                       ELECTRIC REVENUES

     Electric revenues and Kwh sales (before off-system sales) for Utilities increased for the periods ended September 30, 1995, as compared with the prior periods, as follows:


                                  Three    Nine      Twelve
                                  Months   Months    Months
                                       ($ in millions)

Electric revenues                $ 18.3   $ 20.9    $ 14.2

Electric sales (excluding
  off-system sales):
    Residential and Rural          26.2%     9.1%      5.8%
    Commercial                     10.0      4.2       3.4
    Industrial                      2.5      5.8       5.4
    Total                           9.9%     5.2%      4.3%


      Warmer than normal weather during the summer of 1995 significantly increased sales during the second and third quarters. Utilities set new usage records several times, culminated by a new energy peak usage record of 1,824 megawatts on July 12, 1995. Sales during the nine and twelve month periods also benefited from the effects of Utilities' annual true-up adjustment to unbilled sales which was recorded during the second quarter of 1995. Excluding the effects of weather and the unbilled sales adjustment, total sales (excluding off-system sales) during the three, nine and twelve month periods increased 2.5%, 2.3% and 2.5%, respectively. The growth in industrial sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continue.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      Electric revenues include a pre-tax reserve for rate refund ($8.0 million, $1.7 million and $2.4 million recorded in the first, second and third quarters of 1995, respectively) recorded by Utilities as a result of the IUB order. Approximately $3.5 million of the reserve recorded in the first quarter relates to revenues collected in the fourth quarter of 1994. The new electric prices went into effect
August 16, 1995. See Note 2(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case.

      The  revenue  increases during all  three  periods  were
primarily due to the increased sales (excluding off-system sales) and higher fuel costs collected through the EAC. The unbilled revenue adjustment recorded during the second quarter of 1995 also contributed to the nine and twelve month increases. These items were partially offset by the effect of the price reduction and lower off-system sales.

                         GAS REVENUES

      Gas revenues increased or (decreased) for the periods ended September 30, 1995, as compared with the prior periods, as follows:

                                   Three      Nine     Twelve
                                  Months     Months    Months
                                        ($ in millions)
Gas revenues:
    Utilities                   $  2.0    $  (11.3)   $ (22.5)
    Industrial Energy
      Applications, Inc. (IEA)     8.8        20.9       23.9
                                $ 10.8    $    9.6    $   1.4



      Utilities' gas sales in therms increased or (decreased) for the periods ended September 30, 1995, as compared with the prior periods, as follows:


                           Three       Nine      Twelve
                          Months      Months     Months

Residential               13.9%      (4.4%)      (8.7%)
Commercial                 7.7       (4.2)       (8.3)
Industrial               (25.1)     (27.2)      (18.3)

  Sales to consumers       1.1        (7.2)      (9.9)

Transported volumes       22.3        28.9       29.9

  Total                   11.4%        1.4%      (1.4%)


     Under normal weather conditions, sales to consumers would have decreased (0.5%), (3.6%) and (4.5%) during the three, nine and twelve month periods, respectively.

      Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. The change in Utilities' gas revenues each period is primarily due to the level of gas costs recovered through the PGA. The decreased gas cost recoveries during the nine and twelve month periods are due to lower gas prices as well as a shift in the sales mix between industrial sales and transported volumes; Utilities does not purchase the gas for the transported volumes. The increase in IEA's gas revenues for all periods is primarily due to increased gas volumes, partially offset by lower gas costs during the nine and twelve month periods.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An annual interim increase of approximately $7.1 million went into effect on October 11, 1995. See Note 2(a) of the Notes to Consolidated Financial Statements for a further discussion.

                        OTHER REVENUES

      Other revenues increased $2.1 million, $13.7 million and $18.7 million during the three, nine and twelve month periods, respectively, primarily because of increased revenues at Whiting Petroleum Company (Whiting). Whiting's operations have expanded significantly the last several years as a result of acquisitions of oil and gas properties. These increases were partially offset as the result of the sale of several of Diversified's subsidiaries during the last twelve months. The ongoing impact of these sales on the Company's results of operations and financial position is insignificant.

                      OPERATING EXPENSES

        Fuel for production increased or (decreased) $2.5 million, $3.6 million and ($2.8) million during the three, nine and twelve month periods, respectively. The three and nine month increases are due to higher fuel cost recoveries through the EAC, which are included in fuel for production, and a higher average fuel cost. The nine month increase was partially offset by a decrease in the amount of Kwh generation. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, was down from late February 1995 through late April 1995 for a scheduled refueling outage. There was no such refueling outage in 1994. The twelve month decrease is primarily due to lower fuel cost recoveries through the EAC and a decrease in the amount of Kwh generation, partially offset by a higher average fuel cost.

      Purchased power increased $2.6 million, $5.3 million and $4.2 million during the three, nine and twelve month periods, respectively. The increase for all three periods is due to increased energy purchases, resulting from the increased sales and the decrease in generation, which were partially offset by lower capacity costs.

      Gas purchased for resale increased $11.2 million, $10.1 million and $3.6 million during the three, nine and twelve month periods, respectively. Increased gas sales at IEA contributed significantly to the increase for all three periods. The nine and twelve month increases were partially offset by lower sales to consumers at Utilities and lower natural gas prices.

      Other operating expenses increased $3.6 million, $15.4 million and $17.4 million during the three, nine and twelve month periods, respectively. Increases in labor and benefits costs, costs relating to a project to review and redesign Utilities' business processes and increased operating activities at Whiting and IEA contributed to the increases for all three periods. Higher former manufactured gas plant
(FMGP) clean-up costs and information technology costs at Utilities also contributed to the increases for the nine and twelve month periods. The increases for all three periods were partially offset by lower insurance costs at Utilities and decreased costs resulting from the sale of the Diversified subsidiaries.

        Maintenance expenses increased or (decreased) $0.1 million, ($2.3) million and $1.0 million during the three, nine and twelve month periods, respectively. The nine month decrease is due to lower non-labor costs at the DAEC, partially offset by higher labor costs. The twelve month increase is primarily due to increased labor costs, partially offset by lower non-labor costs at Utilities' generating stations.

      Depreciation and amortization increased $2.3 million, $10.0 million and $13.3 million during the three, nine and twelve month periods primarily because of increases in utility plant in service and the acquisition of oil and gas operating properties. Such increases were partially offset by lower depreciation rates implemented at Utilities during the third quarter of 1995 as a result of the IUB price reduction order. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million as a result of Utilities' recent electric rate case. Previously, the annual amount allowed to be collected through rates was $5.5 million.

      The staff of the United States Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board
(FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices; the Company cannot predict future rate making practices.

      Taxes other than income taxes increased $1.8 million, $3.5 million and $3.5 million during the three, nine and twelve month periods, respectively. Increases during all periods are primarily the result of higher property taxes at Utilities due to increases in assessed property values.

                  INTEREST EXPENSE AND OTHER

     Interest expense increased $1.3 million, $3.8 million and $3.4 million during the three, nine and twelve month periods, respectively. The increases for all three periods are primarily due to an increase in the average amount of short-term debt outstanding and interest related to Utilities' rate reserve.

      Miscellaneous, net reflects a $6.3 million increase in income during the twelve month period. The current twelve month period includes gains on the sale of several investments by Diversified's subsidiaries. Certain property write-downs at Diversified recorded in the prior twelve month period also contributed to the increase. These items were partially offset by an increase in the fees related to the sale of utility accounts receivable as the amount of receivables sold during the current twelve month period has increased.

      Income taxes increased or (decreased) $3.2 million, ($1.2) million and $1.8 million during the three, nine and twelve month periods, respectively. For each period, income tax expense increased because of a higher effective tax rate resulting from: 1) effect of property related temporary differences for which deferred income taxes have not been provided under current rate making principles, which are now becoming payable and are being recovered from ratepayers, and
2) effect of prior period audit adjustments recorded during the current period. A decrease in pre-tax income more than offset these effects during the nine month period and partially offset the twelve month increase.

                LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and sinking fund requirements and the level of Diversified's business opportunities. The Company's pre-tax ratio of earnings to fixed charges was 3.11 and 3.34 for the twelve months ended September 30, 1995 and September 30, 1994, respectively. Cash flows from operating activities for the twelve months ending September 30, 1995, were $210 million.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. (See Notes 2 and 7 of the Notes to Consolidated Financial Statements).

     Access to the long-term and short-term capital and credit
markets  is  necessary  for obtaining funds  externally.   The
Company's debt ratings are as follows:

                                  Moody's      Standard & Poor's

Utilities   - Long-term debt        A2                A
            - Short-term debt       P1                A1

Diversified - Short-term debt       P2                A2



      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities, the Clean Air Act as amended and FERC Order 636, as discussed in Note 7 of the Notes to Consolidated Financial Statements. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      The IUB has adopted rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At September 30, 1995, Utilities had $46 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began its recovery of those costs incurred through 1993. See Note 2(c) of the Notes to Consolidated Financial Statements for a further discussion.

             CONSTRUCTION AND ACQUISITION PROGRAM

       The Company's construction and acquisition program anticipates expenditures of approximately $202 million for 1995, of which approximately $163 million represents expenditures at Utilities and approximately $39 million represents expenditures at Diversified. Of the $163 million of Utilities' expenditures, 32% represents expenditures for electric transmission and distribution facilities, 23% represents fossil-fueled generation expenditures, 15% represents expenditures for steam distribution plant and 9% represents nuclear generation expenditures. The remaining 21% represents miscellaneous electric, gas and general expenditures. Diversified's anticipated expenditures include approximately $26 million at Whiting. In addition to the $163 million, Utilities anticipated expenditures of
$13 million in connection with mandated energy efficiency programs. Substantial commitments have been made in connection with all such expenditures.

     The Company had construction and acquisition expenditures of approximately $148 million for the nine months ended September 30, 1995, including approximately $89 million utility related and approximately $59 million non-utility related. Utilities has revised its construction and acquisition program, decreasing its anticipated 1995 expenditures of $163 million by approximately $20 million. However, Diversified's 1995 expenditures are likely to be slightly more than twice as high as the initial $39 million estimate due to additional investment opportunities in foreign entities and oil and gas properties.

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

                      LONG-TERM FINANCING

     Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 1999 (excluding the Series X which was repaid at maturity in October 1995):

                                                     (in millions)
     Issue:
         Utilities                                       $ 73.6
         Diversified's variable rate credit facility       88.0
         Other subsidiaries' debt                          11.5
                                                        $ 173.1


     The Company intends to refinance the majority of the debt maturities with long-term securities.

     In October 1995, Utilities repaid at maturity $50 million of Series X, 9.42% First Mortgage Bonds, by issuing additional commercial paper. Utilities expects to replace the commercial paper with other long-term securities during the fourth quarter of 1995. Effective with the maturity of the Series X bonds, retained earnings are no longer restricted as to the payment of cash dividends.

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

      The Indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At September 30, 1995, such restrictions would have allowed Utilities to issue at least $258 million of additional First Mortgage Bonds. Utilities has received authority from the FERC to issue $250 million of long-term debt, of which $50 million was used in March 1995 to issue Collateral Trust Bonds. Utilities has filed a registration statement with the SEC with respect to $250 million of long-term debt; the registration statement has not yet become effective.

      Diversified has a variable rate credit facility that extends through November 9, 1997, with two one-year extensions available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under
the  agreement  and  for issuances of commercial  paper.   The
interest rate options are based upon quoted market rates and the maturities are less than one year. At September 30, 1995, there were no borrowings outstanding under this facility. Diversified had $88 million of commercial paper outstanding at September 30, 1995, with interest rates ranging from 5.87% to 6.25% and maturity dates in the fourth quarter of 1995, which was also supported by the facility. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at September 30, 1995, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At September 30, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at September 30, 1995.

     The Company's capitalization ratios at September 30, were as follows:


                           1995           1994

     Long-term debt         48%            48%
     Preferred stock         2              2
     Common equity          50             50
                           100%           100%


                The   1995   and  1994  ratios   include
        $65 million and $50 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.


                     SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At September 30, 1995, Utilities had outstanding short-term borrowings of $58.8 million, including $9.8 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1995, Utilities had sold $65 million under the agreement.

      At September 30, 1995, the Company had bank lines of credit aggregating $101.1 million (Industries - $1.5 million, Utilities - $91.1 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $49 million of its lines to support commercial paper (weighted average interest rate of 5.80%) and $11.1 million to support certain pollution control obligations. In October 1995, Utilities increased its bank lines of credit by $30 million in order to finance the redemption of the Series X bonds. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1995, there were no borrowings outstanding under this facility.

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

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $32 million (including $4.5 million as current liabilities) at September 30, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at September 30, 1995. Regulatory assets of approximately $32 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act will be implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act.

     Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels and through capital expenditures primarily related to fuel burning equipment and boiler modifications. Utilities estimates capital expenditures of approximately $22.5 million, including $4.4 million in 1995, in order to meet the requirements of the Act.

      In January 1995, Utilities received an Administrative Compliance Order (ACO) from the United States Environmental Protection Agency (EPA) alleging noncompliance with, and requiring Utilities to satisfy, certain monitoring, reporting, and recordkeeping requirements of the Acid Rain Program at its Phase II units. Utilities and the EPA resolved the allegations in a Consent Agreement and Consent Order, dated August 23, 1995, which required Utilities to pay a penalty of $25,630 and to perform a Supplemental Environmental Project, surrendering 589 sulfur dioxide allowances, valued at $76,570. (This Supplemental Environmental Project was undertaken in connection with the settlement of an enforcement action taken by the EPA for violations of Section 412 of the CAA, 42 U.S.C. 7651k.)

     The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $11.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its
borders.   The State of Iowa has joined the Midwest Interstate
Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to
store waste generated by the Compact's six member states.   At
September   30,   1995,  Utilities  has   prepaid   costs   of
approximately $1 million to the Compact for the building of such a facility. Currently, Utilities is storing its low-level radioactive waste generated at the DAEC on-site until new disposal arrangements are finalized among the Compact members. A Compact disposal facility is anticipated to be in operation in approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-
site   storage  capability  currently  exists  for   low-level
radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has temporarily reopened and Utilities intends to ship to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, as well as waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.4 million at
September 30, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                         OTHER MATTERS

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC would allow for recovery of certain stranded costs (i.e. assets the costs of which could be rendered otherwise unrecoverable as the result of open access) in connection with wholesale transmission. IEA received approval in the same FERC proceeding to market electric power at market based rates. The Company cannot predict the final regulations that may be adopted.

     The IUB initiated a Notice of Inquiry (Docket No. NOI-95-
1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Such discussions are not expected to produce any specific action by the IUB in the near future. The IUB has scheduled additional discussions for December 1995.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. The Company has initiated a major project to review and redesign its business processes with the primary goals being reduced operating costs, increased efficiency and enhanced customer service.

      In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement, among other things, defines the criteria for valuing regulatory assets. The Company does not expect the amount of regulatory assets recorded in the Consolidated Balance Sheets to be affected. The Company expects to adopt this standard on January 1, 1996, and does not expect that adoption will have any current impact on the financial position or results of operations of the Company.


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

      The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section
490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cent per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision has been appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. A decision on the appeal is not expected before the first quarter of 1996.

      Reference is made to Notes 2 and 7 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively, and Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item  2.   Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

The Company has eliminated the officer position of Senior Vice
President, Finance. Therefore, Dr. Robert J. Latham is no longer with the Company.

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

     None.

                          SIGNATURES




      Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                      (Registrant)




Date  November 9, 1995          By /s/          Blake O. Fisher, Jr.
                                                    (Signature)
                                                Blake O. Fisher, Jr.
                                              Executive Vice President &
                                                Chief Financial Officer





                                By /s/         Richard A. Gabbianelli
                                                    (Signature)
                                               Richard A. Gabbianelli
                                       Controller & Chief Accounting Officer