Form 10-K405
period 1995-12-31
IES INDUSTRIES INC
filed 1996-03-07
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----

Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     X
                                                -----

The aggregate market value of the registrant's voting stock held by non-affiliates, as of January 31, 1996 was approximately $840,387,024 based upon the Composite Tape closing price as reported in The Wall Street Journal. (For this purpose only, the individuals listed under "Security Ownership of Management" in the Definitive Proxy Statement incorporated herein by reference are considered to be affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 1996.

              Common Stock, no par value - 29,614,679 shares

                   Documents Incorporated by Reference

                                              Part of this Form 10-K into
        Document                             Which Document is Incorporated

Definitive proxy statement to be filed
within 120 days of December 31, 1995                       III

                            PART I

Item l.  Business

      IES Industries Inc.

      IES Industries Inc. (Industries) is a holding company which is incorporated under the laws of Iowa. Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Utilities is primarily an electric and natural gas utility company operating in the State of Iowa which serves approximately 333,000 electric and 174,000 natural gas retail customers as well as 30 resale customers in more than 550 Iowa communities. Diversified is a holding company for non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses. Industries' consolidated assets and earnings are predominantly those of Utilities.

     Utilities

     Utilities is primarily a public utility operating company
engaged  in providing electric energy, natural gas and,  to  a
limited   extent,  steam  used  for  industrial  and   heating
purposes, in the State of Iowa.

      Utilities' only wholly-owned subsidiary as of December 31, 1995, was IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Ventures' wholly-owned subsidiary at December 31, 1995, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa. Ventures also has a 35% equity investment in Aqua Ventures L.C., which is an aquaculture facility formed to raise fish for human consumption.

      Utilities' sales of electricity (in Kwh), excluding off-system sales, increased 5.3%, 4.3% and 24.9%, during the years 1995-1993, respectively. The 1995 increase was significantly affected by warmer than normal weather during the summer months. The 1993 increase was attributable to the acquisition of the Iowa retail service territory from Union Electric Company (UE) on December 31, 1992, and a return to more normal
weather   conditions.   Total  gas  delivered  by   Utilities,
including transported volumes, increased or (decreased) 4.8%, (2.7%) and 5.3% during the years 1995-1993, respectively.

      There are seasonal variations in Utilities' electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1995, 42.1% of Utilities' electric revenues were earned in June through September, reflecting the use of electricity for cooling, and 67.6% of Utilities' gas revenues were earned in the months of January - March, November and December, reflecting the use of gas for heating.

      The approximate percentages of Utilities' revenue and operating income derived from the sale of electricity and gas during the years 1995-1993 are as follows:

                         1995        1994         1993
Revenues:
      Electric            79%         78%          77%
      Gas                 19          20           22

Operating income:
      Electric            92%         93%          90%
      Gas                  6           6           10


       The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of price proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

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

      IES Transportation is a holding company whose wholly-owned subsidiaries at December 31, 1995, included the Cedar Rapids and Iowa City Railway Company (CRANDIC) and IES
Transfer Services Inc. (Transfer). The operations of IES Railcar Service Center Inc. (Railcar) were discontinued on December 31, 1995, and the company was dissolved. CRANDIC assumed ownership of the Railcar assets which will allow it to expand the scope of its services. CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Transfer's operations include transloading and storage services. IES Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River. In addition, IES Transportation has investments in two Iowa railroad companies. IES Transportation's 1995 operating revenues and assets at December 31, 1995 were as follows:

                            Operating
                            Revenues         Assets
                                   (in 000's)

     CRANDIC                $ 16,786        $ 37,811
     Railcar *                 4,690             -
     Barge                     2,014           8,177
     Transfer                    157             833
     Other (including
            eliminations)        -               380
                            $ 23,647        $ 47,201

      *  Operations were discontinued as of December 31, 1995.


      IES Energy is a holding company whose wholly-owned subsidiaries at December 31, 1995, included Industrial Energy Applications, Inc. (IEA) and Whiting Petroleum Corporation (Whiting). IEA offers commodities-based and facilities-based energy services for customers, including purchasing energy, standby generation, cogeneration, steam production, propane air systems and pipeline bypass. Whiting is organized to purchase, develop and produce crude oil and natural gas, in part through the formation and operation of limited partnerships. (IES Investments also has several investments in foreign entities, including equity ownerships in two New Zealand electric distribution entities, a loan to a New Zealand company and an investment in an international venture capital fund. These investments are considered energy-related investments for management purposes and therefore are included in the following schedule as Foreign Entities). IES Energy's 1995 operating revenues and assets at December 31, 1995 were as follows:

                             Operating
                             Revenues          Assets
                                     (in 000's)

     IEA                    $  60,071        $  29,124
     Whiting                   48,423          116,731
     Foreign Entities             -             24,770
     Other (including
            eliminations)        (285)            (447)
                            $ 108,209        $ 170,178

     IES Investments is a holding company whose primary wholly-owned subsidiaries at December 31, 1995, included Iowa Land and Building Company (Iowa Land), IES Investco Inc. (Investco)
and  Village  Lakeshares,  Inc. (Lakeshares).   Iowa  Land  is
organized to pursue real estate and economic development activities in Utilities' service territory. Investco is a holding company for certain equity investments and currently has no operating revenues. The gains and losses on the sale of such investments are recorded in "Miscellaneous, net" in
the  Consolidated  Statements  of  Income.   Lakeshares  is  a
holding company for resort properties in Iowa. Southern Iowa Manufacturing Company was sold by IES Investments during 1995.

      IES Investments had a $9.2 million investment in McLeod, Inc., a holding company for various telecommunications businesses, at December 31, 1995. IES Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments. IES Investments' 1995 operating revenues and assets at December 31, 1995, other than the energy-related investments in foreign entities, were as follows:

                             Operating
                             Revenues          Assets
                                     (in 000's)

     Iowa Land               $  2,362        $  8,360
     Investco                     -             2,379
     Lakeshares                 4,696          12,250
     Real estate ventures       3,519          24,850
     Other (including
            eliminations)         615           6,770
                             $ 11,192        $ 54,609

      Refer  to Note 14 of the Notes to Consolidated Financial
Statements for a further discussion of Industries' segments of business.


Other Information Relating to the Company

      PROPOSED MERGER OF THE COMPANY. The Company, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995 (the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

      The Merger Agreement contains certain covenants of the parties pending the consummation of the Proposed Merger. Generally, the parties and their subsidiaries, including Utilities, must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock in excess of current levels in the case of Industries and IPC, and beyond a specific limit in the case of WPLH, and may not issue any capital stock beyond certain limits. The Merger Agreement also contains certain restrictions on, among other things, charter and bylaw amendments, acquisitions, capital expenditures, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits and affiliate transactions. The Company does not expect these restrictions to materially impact its ongoing operations.

       Interstate Energy will be the parent company of Utilities, Wisconsin Power and Light Company (WP&L), a wholly-owned subsidiary of WPLH, and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

      The 1935 Act imposes restrictions on the operations of registered holding companies. Among these are requirements that securities issuances, and sales and acquisitions of utility assets, securities of utility and other companies and any other interests in any business be approved by the SEC. The 1935 Act also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company service companies and the rendering of services by holding company affiliates to the affiliated utilities. The Company believes the benefits of the Proposed Merger far outweigh the effects of such 1935 Act regulation.

      In addition, the SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and WPLH, within a reasonable time after the effective date of the Proposed Merger. The Company believes there are strong policy reasons and prior SEC decisions which support the retention of existing gas utility properties and non-utility ventures.

      Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. The Company cannot predict the outcome of these legislative and regulatory proposals.

      See  Note  2  of  the  Notes to  Consolidated  Financial
Statements for a further discussion of the Proposed Merger.

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The capital requirements, including $2.8 million of sinking funds that may be met by pledging additional utility property, for the period 1996-2000 are estimated at $1.6 billion and are summarized as follows:

                                           Capital  Requirements
                             1996       1997       1998       1999       2000
                                              (in thousands)
Construction and
   acquisition expenditures -
Utilities -
  Electric:
    Generation           $  38,753  $  54,244  $  60,952  $  57,185  $  38,166
    Transmission            34,730     32,975     33,858     32,370     22,968
    Distribution            34,322     47,925     45,370     43,163     46,419
    Other                    8,760      8,926      9,127      9,335      9,548
  Gas                        9,609      8,310      7,549      9,334      9,682
  Steam                     10,992      1,250      1,039        405        645
  Information technology    22,109     25,432     11,824      3,365      3,470
  Other                      5,042      5,900      6,093      6,289      6,492
Total Utilities'
  expenditures             164,317    184,962    175,812    161,446    137,390


Diversified and subsidiaries -
  Whiting                   28,575     29,300     26,300     26,800     25,150
  IEA                        8,100     20,000     29,400     31,000     31,000
  Foreign entities          38,700     47,000     20,000     20,000     20,000
  Other                      5,670      1,756      3,922      7,939      1,858
Total Diversified
expenditures                81,045     98,056     79,622     85,739     78,008
Total construction
  and acquisition
  expenditures             245,362    283,018    255,434    247,185    215,398

Energy efficiency
  expenditures              13,263     14,325     15,221     14,439     13,235
Long-term debt maturities
  and sinking funds:
    Utilities               15,770      8,690        690     50,690     67,246
    Diversified                -          -          -      124,245        -
    Other subsidiaries         307        333        360     10,366         35
                            16,077      9,023      1,050    185,301     67,281
Total capital
  requirements           $ 274,702  $ 306,366  $ 271,705  $ 446,925  $ 295,914

      The Company intends to refinance the majority of the debt maturities with long-term securities.


     Approximately 30% of Utilities' construction expenditures are related to generation. Of this amount, approximately 83% represents capacity expansions and other improvements at fossil generating stations and 17% represents modifications and improvements at Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC).

     The Diversified construction and acquisition expenditures for the five year period 1996-2000 are primarily related to domestic and international energy-related expenditures relating to business expansions and the acquisition of additional properties and businesses.

      The 1998-2000 construction and acquisition expenditures in the preceding table could be revised significantly upon the consummation of the Proposed Merger.

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

      REGULATION. Because of its ownership of Utilities, Industries is a "holding company" as defined by the 1935 Act. However, Industries claims exemption from regulation under the 1935 Act (except for Section 9(a)2 thereof, which requires that any acquisition of securities of a utility company by Industries be approved by the Securities and Exchange
Commission) on the basis that Industries and Utilities are both organized in the same state and Utilities conducts its business in that state. Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted.

      Utilities operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed.

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

      Utilities is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric sales and the issuance of securities. Revenues derived from Utilities' wholesale and off-system sales amounted to 6.3%, 6.9% and 9.0% of electric revenues for 1995-1993, respectively. Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

     Following consummation of the Proposed Merger, Interstate Energy will be subject to regulation by the Wisconsin Public Service Commission (WPSC), as WPLH and WP&L are currently. The WPSC regulates, among other things, the type and amount of investments in non-utility businesses. The Company does not expect such regulation to have a materially adverse effect upon Interstate Energy following the Proposed Merger.

     EMPLOYEES. At December 31, 1995, the Company had a total of 2,635 (2,204 at Utilities) regular full-time employees. At December 31, 1995, Utilities had 1,152 employees subject to 6 collective bargaining arrangements (824 of these employees were part of one arrangement), CRANDIC had 66 employees subject to 4 collective bargaining arrangements and Barge had 6 employees subject to 1 collective bargaining arrangement.

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

       At December 31, 1995, the Company had recorded $48.7 million of environmental liabilities ($46.4 million at Utilities), which, pursuant to generally accepted accounting principles, represents either the best current estimate or the minimum amount of the estimated range of such costs which the Company expects to incur, depending on the information known for each site. These estimates are subject to continuing review and actual costs could ultimately exceed the recorded amounts.

      The Clean Air Act Amendments Act of 1990 (Act) calls for significant reductions in sulfur dioxide and nitrogen oxide air emissions. The majority of such reductions will be required from utilities in the United States. It is anticipated that any costs incurred by Utilities will be recovered from its ratepayers under current regulatory principles. Refer to Notes 12(a) and 12(g) of the Notes to Consolidated Financial Statements for additional information regarding Utilities' expected expenditures.

      The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of Utilities' generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

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

      Utilities is investigating the possibility of insurance and third party cost sharing for FMGP clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Considering the rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 12(f) of the Notes to Consolidated Financial Statements for more information.

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and supporting legislation currently before the U.S. Congress, to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1995, Utilities has prepaid costs of approximately $1.1 million to the Compact for the building of such a facility. A Compact disposal facility is anticipated to be in operation in approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

      Utilities was notified in 1986 that it was designated by the EPA as a PRP (there are 832 in total) for the investigation and cleanup of the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA notice encouraged all PRPs to undertake voluntary clean up activities at the site. A Steering Committee was organized and Utilities is participating in its activities. The Steering Committee has reached settlement of the issues with the EPA, the State of Kentucky and deminimis parties. Consent Decrees have been submitted to the court for approval. Upon approval by the court, Utilities' share of the costs is estimated at $300,000, which is included in the $48.7 million of environmental liabilities the Company has recorded at December 31, 1995.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing in order to resolve scientific uncertainties. The Company cannot predict the outcome of this research.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.7 million at December 31, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

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

      ELECTRIC OPERATIONS. Utilities' net peak load (60 minutes integrated) of 1,824,100 kilowatts occurred on July 12, 1995, and represented a new energy peak demand record. At the time of the peak load, no interruptible customers were interrupted. Utilities' additional reserve obligation at the time of the peak was 256,215 kilowatts and the net capability of Utilities' generating stations was 1,873,300 kilowatts, with an additional 207,100 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,080,400 kilowatts.

      Utilities projects an electric sales growth rate of approximately 2 to 3 percent per year over the next decade, which will be met  by  a  mix of its existing generation, capacity purchases and  new  construction.  The construction activities  will  be
undertaken  in  a  fashion  that  best  meets  the  needs   of
individual  customers and the system as  a  whole.   See  Note
12(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' firm contracts for the purchase of capacity.

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

       Utilities maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operating agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of Utilities and CIPCO.

      Upon consummation of the Proposed Merger, Utilities expects to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

     For comments relating to agreements between Utilities and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS), and Neal Unit No. 3, see Item 2. "Properties" and Note 13 of the Notes to Consolidated Financial Statements.

      FUEL SUPPLY. The following table details the sources of the electricity sold by Utilities during 1995 and expected sources for the following three years:


                          Actual     /-------------- Expected ---------------/
                           1995          1996          1997           1998

Fossil, primarily coal      51%           57%           62%            62%
Nuclear                     23            25            26             22
Purchases                   26            18            12             16
                           100%          100%          100%           100%


      Utilities is currently on an eighteen-month cycle for nuclear refueling outages and the above percentages assume outages will occur during both 1996 and 1998. There was also a refueling outage in 1995. The increase in the expected fossil percentages from the 1995 actual is primarily a function of lower projected fuel costs for 1996-1998 and anticipated increases in the availability and efficiency of its fossil generating stations due to improvements made at certain stations in recent years.

     Utilities' primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC.
The average cost of fuel used for generation by Utilities for the years 1995-1993 is presented below:


                                   1995      1994       1993
Average cost of fuel:

  Nuclear, per million Btu's      $ .76     $ .67      $ .60
  Coal, per million Btu's           .97       .97        .97
  Average for all fuels,
    per million Btu's               .95       .89        .90


     The increases in the average cost of nuclear fuel are the result of compounded interest charges on uranium acquired during the mid-1980's. Utilities expects to use the last of this uranium during the 1996 refueling outage. Utilities has entered into an new contract to meet its nuclear fuel needs beyond 1996 and the average cost of such fuel is expected to be significantly lower than that under the current contract.

      The following table summarizes Utilities' minimum coal contract commitments at December 31, 1995:


                 Average
                  Annual                          Maximum estimated base price
                 Quantity   Termination   Sulfur    per ton of coal delivered
                  (Tons)       Date       Content      1996     1997     1998

Cordero Mining
  Co. (OGS) (1)  774,450     12/31/01      0.6%      $ 18.32  $ 18.86  $ 19.40

Koch Carbon Inc.
  (Sutherland)   100,000     12/31/99      6.2%      $ 19.51  $ 19.77  $ 20.07

Powder River
  Coal Co.
  OGS or BGS)
  (2)          1,200,000     12/31/97      0.4%      $ 15.57  $ 16.04  $  N/A

Thunder Basin
(Sutherland)     320,000     12/31/96      0.3%      $ 13.95  $  N/A   $  N/A

Caballo Rojo
  (BGS) (3)      200,000     12/31/96      0.3%      $ 15.18  $  N/A   $  N/A

Caballo Rojo
  (Prairie Creek
   or Sixth
   Street)
   (3)           640,000     12/31/96      0.3%      $ 16.56  $  N/A   $  N/A

Franklin Coal
  Sales Co.
  (OGS)          262,500      9/30/97      0.5%      $ 12.60  $ 12.68  $  N/A


          (1) Cost under the contract is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.


          (2) The contract covers 1,200,000 annual tons delivered to either the OGS or the Burlington Generating Station (BGS). The prices listed in the table are for BGS. The OGS prices are $12.80 and $13.19 per ton for 1996 and 1997, respectively. The Company anticipates that approximately 65 to 70 percent of the total 1,200,000 annual tons will be delivered to OGS during 1996 and 1997.

          (3) The contract contains an option for a 1 year extension.

      During  1995, Utilities purchased a total  of  3,728,000
tons of coal for its generating plants. At December 31, 1995, Utilities had a weighted average of 63 days' usage of coal inventory at its principal generating stations.

       Utilities estimates that its existing coal fired generating units will require approximately 13,531,000 tons of coal to operate during the period 1996-1998. The average annual quantities listed in the preceding table represent Utilities' minimum commitments. Many of the contracts contain provisions allowing Utilities to purchase additional tons of coal. Utilities estimates that it has the capability to purchase over 70% of its 1996-1998 coal requirements under these contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. Utilities believes that an ample supply of coal is available in the spot market to meet its needs.

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

     A purchase of uranium in the form of UF6 was made in 1995 from NUKEM which completes Utilities' requirements for the 1996 refueling. A new six year contract for enrichment services and enriched uranium product was negotiated with the United States Enrichment Corporation (USEC) which will reduce Utilities' enrichment and uranium costs. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. Utilities believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements. See Note 12(f) of the Notes to Consolidated Financial Statements for a discussion of Utilities' assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

      NUCLEAR REGULATORY COMMISSION (NRC) AND OTHER NUCLEAR MATTERS. As an owner and the operator of a nuclear generating unit at the DAEC, Utilities is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. Utilities' current NRC license for DAEC expires in 2014.

     The operation and design of nuclear power plants is under constant review by the NRC. Utilities has complied with and is currently complying with all NRC requests for data relating to these reviews. The NRC also continues to review and reduce
the  backlog  of general and unresolved safety issues.   As  a
result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. Utilities' anticipated nuclear-
related  construction  expenditures  for  1996-2000  are   $41
million.

      The DAEC received the highest ratings in its 20-year history in the NRC's recent Systematic Assessment of Licensee Performance (SALP) report by earning the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating
(2) in the area of maintenance.

       Utilities conducted an inspection during the 1995 refueling outage of the DAEC reactor core internals. This was in response to cracking identified in similar reactors. No cracks were identified and no related repairs were required. Utilities continues its efforts to monitor and maintain the reactor core internals.

      The large amount of change in regulations, designs and procedures that occur for a nuclear power plant over a period of time presents a difficult task to ensure that all affected design information documents, procedures and specifications are continually updated. Utilities has essentially completed a Configuration Management Plan and a Design Basis Program which is designed to coordinate control of the updating and maintenance of plant documents to ensure regulatory requirements are met. No additional significant expenditures are currently expected in 1996 or thereafter.

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

      Utilities currently carries primary property insurance coverage on the DAEC facility of $500 million with Nuclear Mutual Limited (NML). Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, Utilities obtained excess property insurance through NEIL. NEIL excess insurance provides an additional $1.4 billion of coverage after losses exceed $500 million. These policies bring the total property coverage to $1.9 billion.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 12(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, Utilities elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1995.

     Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

      COMPETITION. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets which could be rendered otherwise unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. In March 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC's proposal would allow for recovery of certain wholesale stranded costs in connection with wholesale transmission. IEA received approval in the same FERC proceeding to market electric power at market based rates. The Company cannot predict the final regulations that may be adopted.

     The IUB initiated a Notice of Inquiry (Docket No. NOI-95-
1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. The IUB is expected to release a status report on the inquiry in the first quarter of 1996. The IUB has not yet taken a position on these competitive issues.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. Utilities believes that it still meets the requirements of SFAS 71. Refer to Note 1(c) of the Notes to Consolidated Financial Statements for a further discussion.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. In 1995, the Company initiated a program called Process Redesign to examine all of the major business processes of Utilities. The goals of Process Redesign include improving customer service and commitment and significantly reducing Utilities' cost structure. In 1995, Process Redesign identified many of the changes that Utilities should pursue and Utilities has begun implementing many of those actions. Implementation will be substantially completed in 1996.

     GAS OPERATIONS.  With the advent of FERC Order 636 (Order
636), issued in 1992, the nature of Utilities' gas supply portfolio has changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires Utilities to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers. Utilities has enhanced access to competitively priced gas supply and more flexible transportation services as a result of Order 636. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities began paying the transition costs in 1993 and at December 31, 1995, has recorded a liability of $5.0 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $7.0 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

      Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant Utilities access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows Utilities to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, Utilities requests and the pipelines deliver the gas back on a firm basis. No-notice service grants Utilities the right to take more or less gas than is actually scheduled up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

     Utilities' portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                 Firm           Firm
                            Transportation     Storage      No-Notice

Northern:
  Volume (Dekatherm/day)     142,996           48,218        10,000
  Expiration date            10/31/97         10/31/97      10/31/97

Natural:
  Volume (Dekatherm/day)      28,605           35,010           -
  Expiration date           11/30/2000        11/30/98          -

ANR:
  Volume (Dekatherm/day)      60,737           19,180         5,000
  Expiration date           10/31/2003       10/31/2003    10/31/2003


      In  addition  to firm storage with pipelines,  Utilities
also  contracts  for  firm  storage  from  Llano,  Inc.   This
contract   calls   for   peak   day   deliveries   of   18,667
Dekatherm(Dth)/day and expires May 31, 1997.

      Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1995, Utilities' maximum daily load occurred on January 4, 1995, with total system flow of approximately 270,000 dekatherms, including transported volumes, and total contract availability of approximately 276,000 dekatherms.

      As a result of Order 636, Utilities accepted assignment of certain gas supply contracts previously held by Northern. Accepting assignment of these contracts resulted in lower costs to Utilities than would have been incurred had Northern bought out the agreements and billed Utilities for its share of such costs.

      Contracts assigned to Utilities from Northern have maximum delivery requirements of 13,631 Dth, and minimum take requirements of 2,726 Dth. Additional firm gas supply agreements were independently negotiated by Utilities with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:


                             Maximum          Minimum
                          Daily Quantity   Daily Quantity
                            (Dth/day)        (Dth/day)

            Northern           56,681         37,939
            Natural            24,575         19,575
            ANR                28,000         20,000


      These gas supply contracts have expiration dates ranging from five months to six years.

      Rates charged by Utilities' suppliers are subject to regulation by the FERC. A purchased gas adjustment clause
(PGA) allows Utilities to adjust customer rates as a result of changes in the cost of gas purchased. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the PGA.



                                   ELECTRIC OPERATING COMPARISON
                                                                                                             FIVE-YEAR
                                                                                                              COMPOUND
                                                                                                               RATE OF
                                     1995         1994         1993         1992         1991         1990     GROWTH (1)
Operating revenue (000's):
  Residential and rural           $ 216,270    $ 199,587    $ 203,870    $ 176,811    $ 188,504    $ 184,662
  General service                    97,496       97,454       99,221       87,202       86,744       83,634
  Large general service             199,840      191,601      184,657      140,496      138,213      134,000
  Street lighting                     8,810        8,521        8,404        7,241        7,118        7,180
    Total from ultimate consumers   522,416      497,163      496,152      411,750      420,579      409,476
  Sales for resale                   17,554       19,195       20,254       18,602       19,745       19,582
  Off-system                         17,802       18,077       29,400       28,304       36,596       31,144
  Other                               2,699        2,892        4,715        4,343        5,658        3,047
                                  $ 560,471    $ 537,327    $ 550,521    $ 462,999    $ 482,578    $ 463,249

Energy sales (000's Kwh):
  Residential and rural           2,680,340    2,484,089    2,518,580    2,146,079    2,362,847    2,248,126        3.6%
  General service                 1,242,373    1,170,923    1,166,072    1,061,444    1,069,956    1,031,167        3.8%
  Large general service           5,283,694    4,990,890    4,581,590    3,320,439    3,174,972    2,981,890       12.1%
  Street lighting                    77,388       77,952       78,004       75,957       79,254       80,276       -0.7%
    Total to ultimate consumers   9,283,795    8,723,854    8,344,246    6,603,919    6,687,029    6,341,459        7.9%
  Sales for resale                  499,719      567,721      561,276      528,752      557,180      538,677       -1.5%
    Sales of electricity to
      customers                   9,783,514    9,291,575    8,905,522    7,132,671    7,244,209    6,880,136        7.3%
  Off-system                      1,086,121    1,137,219    2,068,015    2,275,616    2,738,159    2,282,204      -13.8%
                                 10,869,635   10,428,794   10,973,537    9,408,287    9,982,368    9,162,340        3.5%

Sources of electric energy (000's Kwh):
  Generation:
    Fossil, primarily coal        5,775,002    5,522,966    5,356,930    4,317,154    4,758,720    4,354,697
    Nuclear  (2)                  2,610,979    2,875,867    2,264,507    2,402,501    2,902,768    2,108,100
    Hydro                             7,690        8,205        7,201        7,579        6,547        4,195
                                  8,393,671    8,407,038    7,628,638    6,727,234    7,668,035    6,466,992
    Purchases                     3,012,934    2,646,673    3,949,296    3,322,182    2,994,216    3,282,886
                                 11,406,605   11,053,711   11,577,934   10,049,416   10,662,251    9,749,878

Net capability at time of peak load (Kw):
    Generating capability         1,873,300    1,741,100    1,733,700    1,718,600    1,719,150    1,684,700
    Purchase capability             207,100      280,000      248,000      207,000      227,000      179,000
    Capacity credits (3)                  0            0            0            0            0       18,960
                                  2,080,400    2,021,100    1,981,700    1,925,600    1,946,150    1,882,660        2.0%

    Net peak load (Kw) (4)        1,824,100    1,779,627    1,716,380    1,425,441    1,607,606    1,547,826        3.3%


Number of customers at year-end     333,489      330,405      327,265      325,172      305,663      304,265        1.7%

Revenue per Kwh (excluding
  off-system) in cents                 5.55         5.59         5.85         6.09         6.16         6.28       -2.4%



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



GAS OPERATING COMPARISON


                                                                                                     FIVE-YEAR
                                                                                                      COMPOUND
                                                                                                      RATE OF
                                      1995       1994       1993       1992       1991       1990      GROWTH
Operating revenue (000's):
    IES Utilities Inc.:
       Residential                  $  84,562  $  82,795  $  90,462  $  78,685  $  74,114  $  66,513
       Commercial                      40,390     40,912     45,528     39,780     37,613     35,378
       Industrial                       8,790     12,515     15,593     18,649     17,383     21,500
                                      133,742    136,222    151,583    137,114    129,110    123,391
       Other                            3,550      2,811      2,735      2,341      1,908      1,884
           Total revenues             137,292    139,033    154,318    139,455    131,018    125,275
    Industrial Energy
      Applications, Inc.               53,047     26,536     27,605     27,627     15,219      6,808
                                    $ 190,339  $ 165,569  $ 181,923  $ 167,082  $ 146,237  $ 132,083


Energy sales (000's dekatherms):
   IES Utilities Inc.:
      Residential                      16,302     15,766     16,971     15,098     15,571     14,315       2.6%
      Commercial                        9,534      9,298     10,133      8,479      9,389      8,798       1.6%
      Industrial                        3,098      4,010      4,618      6,175      5,980      6,640     -14.1%
                                       28,934     29,074     31,722     29,752     30,940     29,753      -0.6%
      Industrial - transported
        volumes*                       10,871      8,901      7,284      7,283      6,189      6,733      10.1%
          Total volumes delivered      39,805     37,975     39,006     37,035     37,129     36,486       1.8%
   Industrial Energy
     Applications, Inc.*               31,916     14,443     12,493     14,830      7,666      4,465      48.2%
                                       71,721     52,418     51,499     51,865     44,795     40,951      11.9%
   *IEA energy sales that are
      also transported volumes
      of IES Utilities Inc.             4,232      3,134      2,883      2,955      1,824      1,336


Operating statistics for
  IES Utilities Inc.:
    Cost per dekatherm of gas
        purchased for resale        $    3.13  $    3.31  $    3.49  $    3.36  $    3.10  $    3.23

    Peak daily sendout in dekatherms  269,545    288,352    268,419    254,989    266,344    272,089      -0.2%


Number of customers at year-end       174,470    172,829    170,719    167,813    164,078    161,794       1.5%


Revenue per dekatherm sold
  for IES Utilities Inc.
  (excluding transported volumes)   $    4.62  $    4.69  $    4.78  $    4.61  $    4.17  $    4.15       2.2%


Item 2. Properties

     Industries has no significant properties other than common stock of affiliates, temporary cash investments and cash surrender value of corporate life insurance policies.

      Utilities' principal electric generating stations at December 31, 1995, are as follows:

      Name and Location               Major Fuel      Net Kilowatts Accredited
          of Station                    Type           Generating Capability

Duane Arnold Energy Center,
  Palo, Iowa                          Nuclear                      364,000 (1)

Ottumwa Generating Station,
  Ottumwa, Iowa                       Coal           343,440 (2)
Prairie Creek Station,
  Cedar Rapids, Iowa                  Coal           212,500
Sutherland Station,
  Marshalltown, Iowa                  Coal           143,000
Sixth Street Station,
  Cedar Rapids, Iowa                  Coal            71,000
Burlington Generating Station,
  Burlington, Iowa                    Coal           211,800
George Neal Unit 3,
  Sioux City, Iowa                    Coal           144,200 (3)
    Total Coal                                                   1,125,940

Peaking Turbines,
  Marshalltown, Iowa                  Oil            162,500
Centerville Combustion Turbines,
  Centerville, Iowa                   Oil             48,000
Diesel Stations, all in Iowa          Oil             12,200
    Total Oil                                                      222,700

Grinnell Station, Grinnell, Iowa      Gas             47,200
Agency Street Combustion Turbines,
  West Burlington, Iowa               Gas             63,750
Burlington Combustion Turbines,
  Burlington, Iowa                    Gas             47,400
    Total Gas                                                      158,350

Total generating capability                                      1,870,990

     (1) Represents Utilities' 70% ownership interest in this 520,000 Kw generating station. The plant is operated by Utilities.

     (2) Represents Utilities' 48% ownership interest in this 715,500 Kw generating station. The plant is operated by Utilities.

     (3) Represents Utilities' 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

      At December 31, 1995, the transmission lines of Utilities, operating from 34,000 to 345,000 volts, approximated 4,409 circuit miles (all located in Iowa). Utilities owned 108 transmission substations (all located in Iowa) with a total installed capacity of 8,597.1 MVa and 468 distribution substations (all located in Iowa) with a total installed capacity of 2,593.1 MVa.

     Subsidiaries other than Utilities also own property which primarily represents investments in transportation, energy-related and real estate properties.

      The Company's principal properties are suitable for their intended
use.   Utilities'  principal properties are held  subject  to  liens  of indentures relating to its Bonds.

Item 3.  Legal Proceedings

      Industries, Diversified, IES Energy, MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. Industries and Diversified were dismissed from the suit in a motion for summary judgment. In addition a motion for summary judgement has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. All of the defendants believe that the claims are without merit and are vigorously contesting them. The trial has been continued to April 8, 1996, but will likely be continued again given the decision in the appeal related to a separate suit discussed below.

      The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section 490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cent per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision was appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. The Iowa Supreme Court assigned the case to the Iowa Court of Appeals. On February 2, 1996, the Iowa Court of Appeals reversed the District Court ruling after determining the District Court erred in discounting the expert testimony. Mr. Wiley has a limited time period to make application to the Supreme Court for further review of the Court of Appeals ruling, otherwise the case is remanded back to the District Court for consideration of the expert testimony, but with no additional evidence being taken. Neither Mr. Wiley or his counsel have indicated whether they will ask for further review.

      Reference is made to Notes 3 and 12 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and the Company's environmental matters, respectively. Also see Item 1. "Business - Environmental Matters" and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."


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

IES Industries Common Stock

                            High Sale       Low Sale       Dividend (i)
1995
    First Quarter           $ 27 5/8     $ 24 5/8          $ .525
    Second Quarter            26 3/8       20 3/8            .525
    Third Quarter             26 3/4       21 3/8            .525
    Fourth Quarter            28 1/2       25 7/8            .525

1994
    First Quarter             31 3/8       27                .525
    Second Quarter            29           25 1/2            .525
    Third Quarter             28 3/8       24 7/8            .525
    Fourth Quarter            26 5/8       24 3/4            .525



          (i) The Company has paid regular quarterly dividends on its common stock since April 1, 1950. Although the Company's practice has been to pay dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.


     (b)  Approximate Number of Equity Security Holders

                                           Approximate Number of Record
            Title of Class               Holders (as of December 31, 1995)

       Common Stock, no par value                       29,731



     (c)  Restriction on Payment of Dividends

      Under provisions of the Merger Agreement, Industries' annual dividend payment cannot exceed $2.10 per share, the current annual payment level, pending the Proposed Merger.


Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1995-1993.

      The 1995 results were affected by the impact of the IUB price reduction order in Utilities' recent electric rate case and significantly warmer than normal weather. The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992. The 1990 results were affected by a pre-tax gain of $66 million on the sale of Telecom*USA stock.

      The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.


SELECTED CONSOLIDATED FINANCIAL DATA

                                            1995         1994         1993         1992          1991         1990
Income statement data (000's):
    Operating revenue                  $   851,010  $   785,864  $   801,266  $   678,296   $   661,538  $   624,214
    Operating income                       151,712      147,933      151,269      109,024       103,357       98,043
    Net income                              64,176       66,818       67,938       48,711        44,657       80,330 (1)

Common stock data (per share
    except percentages):
       Earnings                        $      2.20  $      2.34  $      2.45  $      1.92   $      1.85  $      3.37 (1)
       Dividends declared                     2.10         2.10         2.10         2.10          2.03         1.82
       Return on average common equity        10.7%        11.5%        12.4%        10.3%          9.7%        18.4%
       Market price at year-end        $     26.50  $     25.25  $     31.25  $     29.50   $     27.25  $     27.75
       Book value at year-end                20.75        20.56        20.21        18.89         19.07        19.15
       Ratio of market price to book
          value at year-end                    128%         123%         155%         156%          143%         145%

Capitalization:
    Common equity                               49%          50%          51%          48%           50%          53%
    Preferred and preference stock               2            2            2            2             3            3
    Long-term debt                              49           48           47           50            47           44
                                               100%         100%         100%         100%          100%         100%


Other selected financial data:
    Total assets (000's)               $ 1,985,591  $ 1,849,093  $ 1,699,819  $ 1,594,382   $ 1,448,492  $ 1,400,802
    Non-utility assets (000's) (2)         282,433      206,411      153,853      153,491       144,382      144,591
    Long-term obligations (000's)          656,543      626,011      577,611      553,257       507,921      462,798
    Construction and acquisition
       expenditures (000's)                218,099      206,548      169,017      192,520 (3)   120,218      104,194
    Times interest earned before
       income taxes                           3.12         3.38         3.38         2.63          2.69         4.45

Selected financial data for
    IES Utilities Inc.:
       Utility plant in
         service (000's)               $ 2,172,378  $ 2,042,179  $ 1,932,558  $ 1,852,733   $ 1,680,108  $ 1,587,886
       Accumulated depreciation of
          utility plant in
            service (000's)                950,324      880,888      813,312      759,754       691,015      639,211
       Construction and acquisition
          expenditures (000's) (4)         129,444      148,103      113,212      171,013 (3)   105,009       95,075
       Times interest earned before
          income taxes                        3.26         3.39         3.64         2.67          2.93         3.04
       Electric Kwh sales (excluding
          off-system) (000's)            9,783,514    9,291,575    8,905,522    7,132,671     7,244,209    6,880,136
       Gas Dth sales (including
          transported volumes) (000's)      39,805       37,975       39,006       37,035        37,129       36,486

(1) Includes the effects of a $66 million pre-tax gain on sale of Telecom*USA stock.
(2)  Includes non-utility assets of IES Utilities Inc.
(3) Includes $61 million for the acquisition of the Iowa service territory from Union Electric Company.
(4) Includes acquisitions from affiliated companies and Utilities' non-utility expenditures.

Item 7.


            MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The Consolidated Financial Statements include the accounts of IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company). Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified).

               PROPOSED MERGER OF THE COMPANY

      The Company, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995 (the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

      The business of Interstate Energy will consist of utility operations and various non-utility enterprises, and it is expected that its utility subsidiaries will serve more than 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

      The  operating  revenues, net income  from  continuing
operations  and  total  assets  of  the  companies  were  as follows:
                                                               PRO FORMA
                        IES                                    COMBINED
                     INDUSTRIES        WPLH          IPC      (Unaudited)
                                        (in thousands)

1995 operating
  revenues          $   851,010   $   807,255   $   318,542   $ 1,976,807

1995 net income
  from continuing
  operations             64,176        71,618        25,198       160,992

Assets at
December 31, 1995   $ 1,985,591   $ 1,872,414   $   634,316   $ 4,492,321


       Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of the Company's common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an equivalent annual rate of $1.97 per share. Under provisions of the Merger Agreement, Industries' annual dividend payment cannot exceed $2.10 per share, the current annual payment level, pending the Proposed Merger.

      Interstate Energy will be the parent company of Utilities, Wisconsin Power and Light Company and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

      The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and WPLH, within a reasonable time after the effective date of the Proposed Merger.

      Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. No prediction can be made as to the outcome of these legislative and regulatory proposals.

      See  Note  2  of  the Notes to Consolidated  Financial
Statements for a further discussion of the Proposed Merger.


                    RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company:

      The Company's net income decreased ($2.6) million and ($1.1) million during 1995 and 1994, respectively. Earnings per average common share declined to $2.20 in 1995 from $2.34 in 1994. The 1995 results reflect the impact of the Iowa Utilities Board (IUB) price reduction order in Utilities' recent electric rate case. The effect of the lower electric prices, including the required refund, reduced the 1995 net income by approximately $9.7 million ($0.33 per share). (See Note 3(b) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case). Warmer than normal weather conditions during the summer months, which added $0.18 to earnings, and an aggressive cost containment program partially offset the negative effects of the IUB order. The 1994 results were affected by milder than normal weather, particularly during the summer months. The 1993 results reflect the recording of certain property write-downs at Diversified and a $2.5 million contribution to the IES Industries Charitable Foundation.

     The Company's operating income increased or (decreased)
$3.8  million  and  ($3.3) million  during  1995  and  1994,
respectively.   Reasons for the changes in  the  results  of
operations are explained in the following discussion.

Electric  Revenues    Electric revenues and  Kwh  sales  for
Utilities increased or (decreased) as compared with the prior year as follows:

                                           1995       1994
                                           ($ in millions)

Total electric revenues                  $ 23.1    $ (13.2)
Change in off-system sales revenues        (0.3)     (11.3)
Electric revenues (excluding
  off-system sales)                      $ 23.4    $  (1.9)

Electric sales (excluding
  off-system sales):
    Residential and Rural                   7.9%      (1.4%)
    General Service                         6.1        0.4
    Large General Service                   5.9        8.9
Total                                       5.3        4.3


      Warmer than normal weather during the summer of 1995 significantly increased sales. Utilities set new usage records several times, culminated by a new energy peak demand record of 1,824 megawatts on July 12, 1995. The 1994 Kwh sales were adversely affected by milder than normal weather, particularly during the summer months. The largest effect of weather each year was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during 1995 and 1994 would have increased 3.6% and 4.8%, respectively. Sales during 1995 also benefited from the effects of Utilities' annual true-up adjustment to unbilled sales. The growth in general service and large general service sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during 1995.

      Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the EAC.

       The increase in the 1995 electric revenues was primarily due to the increased sales (excluding off-system sales), higher fuel costs collected through the EAC, the unbilled revenue adjustment and the recovery of expenditures for energy efficiency programs pursuant to an IUB order. The effect of the warmer than normal weather increased 1995 electric revenues by approximately $9 million. These items were partially offset by a reduction in revenues of approximately $17 million during 1995 as the result of the IUB price reduction order. Approximately $3.5 million, $0.07 per share, of the price reduction decrease related to revenues collected in the fourth quarter of 1994. See Notes 3(b) and 3(c) of the Notes to Consolidated Financial Statements for a further discussion of the electric rate case and the energy efficiency cost recovery case, respectively.

       The decrease in the 1994 electric revenues was attributable to lower fuel costs collected through the EAC, lower off-system sales to other utilities and the effect of the mix of sales between lower margin industrial customers and higher margin residential and rural customers. Increased total 1994 sales (excluding off-system sales) partially offset the effects of the above items.

Gas  Revenues    Gas  revenues increased or  (decreased)  as
compared with the prior year as follows:


                                          1995       1994
                                           (in millions)

Gas revenues:
    Utilities                          $  (1.7)    $ (15.3)
    Industrial Energy
      Applications, Inc. (IEA)            26.5        (1.1)
                                       $  24.8     $ (16.4)


      Utilities' gas sales and transported volumes in therms increased or (decreased) as compared with the prior period as follows:

                          1995              1994

Residential                3.4%             (7.1%)
Commercial                 2.5              (8.2)
Industrial               (22.7)            (13.2)

Sales to consumers        (0.5)             (8.3)

Transported volumes       22.1              22.2

Total                      4.8              (2.7)



       Under   historically   normal   weather   conditions,
Utilities' gas sales and transported volumes would have increased 3.5% and 0.7% in 1995 and 1994, respectively.

     Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the PGA.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $7.1 million became effective October 11, 1995, subject to refund. Utilities, the Office of Consumer Advocate and all three industrial intervenor groups have entered into a settlement agreement, subject to IUB approval, which allows Utilities a $6.3 million annual increase. Utilities expects that the IUB will rule on the settlement agreement no later than the second quarter of 1996.

      Utilities' gas revenues decreased in 1995 primarily because of lower gas costs recovered through the PGA, and was substantially offset by the effects of the interim rate increase, recovery of expenditures for the energy efficiency programs and increased revenues from transported gas volumes. The 1994 revenue decrease was primarily due to lower gas costs recovered through the PGA and, to a lesser extent, the effect of the lower sales.

      IEA's gas revenues increased in 1995 primarily due to an increase of 121% in gas volumes, partially offset by lower unit gas costs. The significant increase in gas volumes was due to heightened marketing efforts as well as expanding into additional regional markets. IEA, which is based in Cedar Rapids, IA, opened branch offices in Phoenix, Denver, St. Louis and Atlanta in 1995. The decrease in IEA's 1994 gas revenues was due to lower gas costs, partially offset by a 16% increase in gas volumes.

Other Revenues Other revenues increased $17.2 million and $14.1 million during 1995 and 1994, respectively, primarily because of increased revenues at Whiting Petroleum Company (Whiting). Whiting's operations have expanded significantly the last several years as a result of continued acquisitions of oil and gas properties. These increases were partially offset as the result of the sale of several of Diversified's subsidiaries during 1994 and 1995. The operations of the subsidiaries that were sold were not significant to the results of operations or financial position of the Company. An increase in Utilities' steam revenues also contributed to the 1995 increase.

Operating  Expenses    Fuel for production  increased  $10.3
million during 1995 due to higher fuel cost recoveries through the EAC, which are included in fuel for production, and a higher average fuel cost. Total 1995 Kwh generation at Utilities' generating stations was flat compared to 1994. The Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, generated less Kwh in 1995 because it was down from late February 1995 to late April 1995 for a scheduled refueling outage. There was no refueling outage in 1994. Increased generation at Utilities' fossil-fueled generating stations, due to the increased sales and the DAEC outage, virtually offset the decreased DAEC generation. Fuel for production decreased ($1.8) million in 1994 largely because of lower average fuel prices and the effect of lower fuel cost recoveries through the EAC. Generation at Utilities' generating stations increased during 1994 primarily because of increased sales and the increased availability of DAEC as there was a scheduled refueling outage in 1993 also.

      Purchased power decreased ($1.9) million and ($24.7) million in 1995 and 1994, respectively. The 1995 decrease was primarily due to lower capacity costs of ($6.6) million, partially offset by higher energy purchases of $4.7 million due to the increased sales to customers and flat generation, as discussed above. The 1994 decrease was caused by lower off-system sales to other utilities, increased generation at Utilities' generating stations and the expiration, in April 1993, of a purchase power agreement with the City of Muscatine.

      Gas purchased for resale increased $20.9 million in 1995 due to the increased gas sales at IEA and the timing of the recovery of gas costs through the PGA at Utilities, partially offset by lower natural gas prices. Gas purchased for resale decreased ($15.0) million in 1994 because of lower gas costs and lower gas sales at Utilities.

      Other operating expenses increased $24.5 million and $14.2 million in 1995 and 1994, respectively. Increased labor and benefits costs and increased operating activities at Whiting contributed to both increases. The 1995 increase was also due to costs associated with a project to review and redesign Utilities' major business processes, the amortization of previously deferred energy efficiency expenditures at Utilities (which are currently being recovered through rates), increased operating activities at IEA and costs relating to the Proposed Merger. These increases were partially offset by decreased nuclear operating costs, lower insurance costs at Utilities and decreased costs resulting from the sale of the Diversified subsidiaries. In addition, following the receipt of the IUB price reduction order, Utilities took action and successfully reduced 1995 operating and maintenance costs by about $8 million from budgeted levels. The 1994 increase was also attributable to higher nuclear operating costs, former manufactured gas plant (FMGP) clean-up costs and increased information technology costs at Utilities.

      Maintenance expenses increased or (decreased) ($6.7) million and $3.9 million during 1995 and 1994, respectively. The 1995 decrease was due to less required maintenance activities at the DAEC and at Utilities' fossil-fueled generating stations and the cost containment actions discussed above. The 1994 increase was primarily because of increased labor costs and maintenance at the DAEC, partially offset by lower maintenance at Utilities' fossil-fueled generating stations.

      Depreciation and amortization increased during both years because of increases in utility plant in service and the acquisition of oil and gas operating properties. The 1995 increase was partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' recent electric rate case.

      During the first quarter of 1996, the Financial Accounting Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase relative to 1995 and, (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. (See Note 1(g) of the Notes to Consolidated Financial Statements for a discussion of the recovery of decommissioning costs allowed in Utilities' most recent rate case).

      Taxes other than income taxes increased $2.7 million and $1.9 million during 1995 and 1994, respectively, largely because of increased property taxes at Utilities caused by increases in assessed property values.

Interest Expense and Other Interest expense increased $4.7 million during 1995 primarily because of an increase in the average amount of short-term debt outstanding and interest related to Utilities' electric rate refund. Lower average interest rates, attributable to refinancing $100 million of long-term debt at lower rates and the mix of long-term and short-term debt, partially offset the increase.

      Miscellaneous, net reflected a decrease in income of ($0.3) million during 1995 and an increase in income of $6.4 million during 1994. The 1995 decrease was primarily due to an increase in fees related to the sale of utility accounts receivable as the average amount of receivables sold during the year increased. Gains on the sale of several investments by Diversified's subsidiaries partially offset these fees. The 1994 increase was primarily due to the effect of transactions recorded in 1993 for certain property write-downs at Diversified, a contribution to the IES Charitable Foundation and a loss on the defeasance of Industries' debentures.

      Federal and state income taxes increased $0.9 million and $4.5 million in 1995 and 1994, respectively. The increases for both years are due to the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable. Adjustments to tax reserves also contributed to the increased taxes in 1995.

               LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of Diversified's business opportunities. The Company's pretax ratio of times interest earned was 3.12, 3.38 and 3.38 in 1995-1993, respectively. In 1995, cash flows from operating activities were $196 million versus $216 million in 1994. The decrease was primarily due to expenditures related to the effect of the 1995 DAEC refueling outage and other changes in working capital.

       The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. See Notes 3 and 12 of the Notes to Consolidated Financial Statements.

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally.
The Company's debt ratings are as follows:


                                     Moody's      Standard & Poor's

     Utilities - Long-term debt         A2               A
               - Short-term debt        P1              A1

     Diversified - Short-term debt      P2              A2


      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 12 of the Notes to Consolidated Financial Statements, and the National Energy Policy Act of 1992 as discussed in the Other Matters section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company. It is not certain if, and how, the Proposed Merger may affect the Company's debt ratings.

      The IUB has current rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At December 31, 1995, Utilities had approximately $50 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules.

      Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

            CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $245 million for 1996, of which approximately $164 million represents expenditures at Utilities and approximately $81 million represents expenditures at Diversified. Of the $164 million of Utilities' expenditures, 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures.

      The Company's levels of construction and acquisition expenditures are projected to be $283 million in 1997, $255 million in 1998, $247 million in 1999 and $215 million in 2000. It is estimated that approximately 80% of Utilities' construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1996-2000. Financing plans for Diversified's construction and acquisition program will vary, depending primarily on the level of energy-related acquisitions.

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

      Under provisions of the Merger Agreement, there are restrictions on the amount of construction and acquisition expenditures the Company can make pending the merger. The Company does not expect the restrictions to have a material effect on its ability to implement its anticipated construction and acquisition program.

                     LONG-TERM FINANCING

       Other   than   Utilities'   periodic   sinking   fund
requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2000:

                                        (in millions)
         Utilities                         $ 140.3
         Diversified's variable
           rate credit facility              124.2
         Other subsidiaries' debt             11.4
                                           $ 275.9


      The Company intends to refinance the majority of the debt maturities with long-term securities.

      In December 1995, Utilities issued $50 million of Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025. The proceeds from the issuance of the debentures were used to retire short-term borrowings which were incurred in October 1995 to repay at maturity, $50 million of Series X, 9.42% First Mortgage Bonds.

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

     The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At December 31, 1995, such restrictions would have allowed Utilities to issue at least $258 million of additional First Mortgage Bonds.

      In order to provide an instrument for the issuance of unsecured subordinated debt securities, Utilities entered into an Indenture dated December 1, 1995 (Subordinated Indenture). The Subordinated Indenture provides for, among other things, the issuance of unsecured subordinated debt securities. Any debt securities issued under the Subordinated Indenture are subordinate to all senior indebtedness of Utilities, including First Mortgage Bonds and Collateral Trust Bonds.

      Utilities has received authority from the Federal Energy Regulation Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $150 million of remaining authority under the current FERC docket and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to replace one series of First Mortgage Bonds that mature in 1996 with other long-term securities.

      Diversified has a variable rate credit facility that extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At December 31, 1995, there were no borrowings outstanding under this facility. Diversified had $124.2 million of commercial paper outstanding at December 31, 1995, with interest rates ranging from 5.85% to 6.50% and maturity dates in the first quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at December 31, 1995, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. The facility contains covenants that could restrict the amount of borrowings available under the facility.

      Refer  to  Note  6(b)  of the  Notes  to  Consolidated
Financial   Statements  for  a  discussion  of  a  guarantee
associated with debt issued by McLeod, Inc.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At December 31, 1995, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at December 31, 1995.

     The Company's capitalization ratios at year-end were as follows:

                         1995          1994

     Long-term debt       49%           48%
     Preferred stock       2             2
     Common equity        49            50
                         100%          100%


               The  1995  and 1994 ratios include  $15
        million and $100 million, respectively, of long-term debt due in less than one year because it was the Company's intention to refinance the debt with long-term securities.

      Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                    SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At December 31, 1995, Utilities had outstanding short-term borrowings of $109.9 million, including $8.9 million of notes payable to associated companies.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1995, Utilities had sold $58 million under the agreement.

      At December 31, 1995, the Company had bank lines of credit aggregating $131.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $101 million to support commercial paper (weighted average interest rate of 5.81%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1995, there were no borrowings under this facility.

                    ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1996 for the other two sites. Utilities estimates the range of costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $55 million.

       Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at December 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing claims under its prior coverage for investigation, mitigation, prevention, remediation and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, can not be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

     The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides
(NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications and the possible purchase of sulfur dioxide allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

     The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to nitrogen oxides (NOx), ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

      In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of Utilities' generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

       The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to DOE. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2002. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage and supporting legislation currently before the U.S. Congress, to resolve the lack of progress by the DOE.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At December 31, 1995, Utilities has prepaid costs of approximately $1.1 million to the Compact for the building of such a facility. A Compact disposal facility is anticipated to be in operation in approximately ten years after approval of new enabling legislation by the member states. Such legislation is expected to be considered by the member states in 1996. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of waste stored on-site.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.7 million at December 31, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                        OTHER MATTERS

Competition As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets which could be rendered otherwise unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market, including mandated open access to the electric transmission system. In March 1995, the FERC issued a Notice of Proposed Rulemaking pursuant to which FERC proposes to promote competition in the electric utility industry by requiring that each transmission owning utility must 1) implement non-discriminatory tariffs allowing open access to that utility's transmission facilities by wholesale buyers and sellers of electricity and 2) charge itself the same price for transmission and ancillary services as it charges third parties under the tariffs. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. FERC's proposal would allow for recovery of certain wholesale stranded costs in connection with wholesale transmission. IEA received approval in the same FERC proceeding to market electric power at market based rates. The Company cannot predict the final regulations that may be adopted.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. The IUB is expected to release a status report on the inquiry in the first quarter of 1996.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. Utilities believes that it still meets the requirements of SFAS 71. Refer to Note 1(c) of the Notes to Consolidated Financial Statements for a further discussion.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. In 1995, the Company initiated a program called Process Redesign to examine all of the major business processes of Utilities. The goals of Process Redesign include improving customer service and commitment and significantly reducing Utilities' cost structure. In 1995, Process Redesign identified many of the changes that Utilities should pursue and Utilities has begun implementing many of those actions. Implementation will be substantially completed in 1996.

Accounting Pronouncements SFAS 121, issued in March 1995 by the Financial Accounting Standards Board (FASB) and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. SFAS 121 is not expected to have an impact on the financial position or results of operations of the Company upon adoption.

Financial Derivatives   The Company has a policy that
financial derivatives are to be used only to mitigate business risks and not for speculative purposes.
Derivatives have been used by the Company on a very limited basis. At December 31, 1995, the Company had no financial derivatives outstanding.

Inflation Under the rate making principles prescribed by the regulatory commissions to which Utilities is subject, only the historical cost of plant is recoverable in revenues as depreciation. As a result, Utilities has experienced economic losses equivalent to the current year's impact of inflation on utility plant. In addition, the regulatory process imposes a substantial time lag between the time when operating and capital costs are incurred and when they are recovered. Utilities does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.


  Selected Consolidated Quarterly Financial Data (unaudited)

     The following unaudited consolidated quarterly data, in
the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation  of  the  results of operations  and  financial
position.    Utilities'  results   of   operations   are   a
significant  portion  of  the  consolidated  results.    The
quarterly   amounts   were  affected  by   Utilities'   rate
activities and seasonal weather conditions. The first quarter net income in 1995 was significantly lower than 1994 as Utilities recorded a $8.0 million pre-tax reserve for electric rate refund in the first quarter of 1995. Approximately $3.5 million of the reserve related to revenues collected in the fourth quarter of 1994. Milder weather in 1995 also contributed to the
decrease.   Utilities' rate activities  are  discussed  in
Note  3  of  the  Notes   to Consolidated  Financial Statements.
Refer to Management's Discussion and Analysis for a discussion of the impacts of weather.


                                            Quarter Ended
                             March        June     September   December
                              31           30         30          31
                              (in thousands, except per share amounts)
1995
  Operating revenues       $ 206,392  $  189,447  $  238,467   $ 216,704
  Operating income            22,115      33,456      63,710      32,431
  Net income                   6,740      12,508      31,120      13,808
  Earnings per average
    common share                0.23        0.43        1.06        0.48

1994
  Operating revenues       $ 211,621  $  171,117  $  207,345   $ 195,781
  Operating income            35,694      28,436      56,700      27,103
  Net income                  15,144      10,858      28,009      12,807
  Earnings per average
    common share                0.53        0.38        0.98        0.45


Item 8.   Financial Statements and Supplementary Data

          Information required by Item 8. begins on page 70.

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


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Industries Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Industries Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In  our  opinion, the financial statements referred  to  above present fairly, in all material respects, the financial position of IES Industries Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As   discussed  in  Note  8  to  the  consolidated   financial
statements, effective January 1, 1993, IES Industries Inc. and subsidiary companies changed their method of accounting for postretirement benefits other than pensions.



                       /s/ ARTHUR ANDERSEN LLP
                           ARTHUR ANDERSEN LLP

Chicago, Illinois
February 2, 1996



CONSOLIDATED STATEMENTS OF INCOME
                                                  Year Ended December 31
                                              1995        1994        1993
                                        (in thousands, except per share amounts)
Operating revenues:
  Electric                                 $ 560,471    $ 537,327    $ 550,521
  Gas                                        190,339      165,569      181,923
  Other                                      100,200       82,968       68,822
                                             851,010      785,864      801,266


Operating expenses:
  Fuel for production                         96,256       85,952       87,702
  Purchased power                             66,874       68,794       93,449
  Gas purchased for resale                   141,716      120,795      135,830
  Other operating expenses                   201,390      176,863      162,642
  Maintenance                                 46,093       52,841       48,913
  Depreciation and amortization               97,958       86,378       77,012
  Taxes other than income taxes               49,011       46,308       44,449
                                             699,298      637,931      649,997


Operating income                             151,712      147,933      151,269


Interest expense and other:
  Interest expense                            50,727       46,010       44,440
  Allowance for funds used during
    construction                              -3,424       -3,910       -1,972
  Preferred dividend requirements
    of IES Utilities Inc.                        914          914          914
  Miscellaneous, net                          -3,170       -3,472        2,908
                                              45,047       39,542       46,290


Income before income taxes                   106,665      108,391      104,979


Federal and state income taxes                42,489       41,573       37,041


Net income                                 $  64,176    $  66,818    $  67,938


Average number of common shares
  outstanding                                 29,202       28,560       27,764


Earnings per average common share          $    2.20    $    2.34    $    2.45


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                     Year Ended December 31
                                                  1995        1994        1993
                                                         (in thousands)

Balance at beginning of year               $ 218,293    $ 211,750    $ 202,919
Add:
    Net income                                64,176       66,818       67,938

Deduct:
    Cash dividends declared on common
      stock, at a per share rate of
      $2.10 for all years                     61,392       60,065       59,107
    Other                                          0          210            0
Balance at end of year                     $ 221,077    $ 218,293    $ 211,750


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
                                                             December 31
ASSETS                                                    1995          1994
                                                            (in thousands)
Property, plant and equipment:
    Utility -
        Plant in service -
           Electric                                  $ 1,900,157   $ 1,798,059
           Gas                                           165,825       158,115
           Other                                         106,396        86,005
                                                       2,172,378     2,042,179
        Less - Accumulated depreciation                  950,324       880,888
                                                       1,222,054     1,161,291
        Leased nuclear fuel, net of amortization          36,935        49,731
        Construction work in progress                     52,772        73,339
                                                       1,311,761     1,284,361
    Other, net of accumulated depreciation
      and amortization of $53,026,000 and
      $35,767,000, respectively                          193,215       154,657
                                                       1,504,976     1,439,018


Current assets:
    Cash and temporary cash investments                    6,942         4,993
    Accounts receivable -
        Customer, less reserve                            37,214        26,098
        Other                                             10,493        10,388
    Income tax refunds receivable                            982         6,434
    Production fuel, at average cost                      12,155        13,988
    Materials and supplies, at average cost               28,354        30,216
    Adjustment clause balances                                 0         1,433
    Regulatory assets                                     22,791        20,145
    Oil and gas properties held for resale                 9,843             0
    Prepayments and other                                 23,099        24,692
                                                         151,873       138,387


Investments:
    Nuclear decommissioning trust funds                   47,028        33,779
    Investment in foreign entities                        24,770           473
    Cash surrender value of life insurance policies        9,838         8,867
    Investment in McLeod, Inc.                             9,200         7,500
    Other                                                  3,897         4,274
                                                          94,733        54,893


Other assets:
    Regulatory assets                                    207,202       192,955
    Deferred charges and other                            26,807        23,840
                                                         234,009       216,795
                                                     $ 1,985,591   $ 1,849,093


                                                             December 31
CAPITALIZATION AND LIABILITIES                            1995          1994
                                                            (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
    Common stock                                     $   391,269   $   373,490
    Retained earnings                                    221,077       218,293
        Total common equity                              612,346       591,783
    Cumulative preferred stock of IES Utilities Inc.      18,320        18,320
    Long-term debt (excluding current portion)           601,708       473,206
                                                       1,232,374     1,083,309


Current liabilities:
    Short-term borrowings                                101,000        37,000
    Capital lease obligations                             15,717        14,385
    Maturities and sinking funds                          15,447       100,422
    Accounts payable                                      80,089        78,582
    Dividends payable                                     16,244        15,839
    Accrued interest                                       8,051         9,494
    Accrued taxes                                         53,983        50,001
    Accumulated refueling outage provision                 7,690        15,196
    Adjustment clause balances                             3,148             0
    Environmental liabilities                              5,634         5,428
    Other                                                 21,800        21,680
                                                         328,803       348,027


Long-term liabilities:
    Pension and other benefit obligations                 44,619        38,643
    Capital lease obligations                             21,218        35,346
    Environmental liabilities                             43,087        38,288
    Other                                                 21,097        20,314
                                                         130,021       132,591


Deferred credits:
    Accumulated deferred income taxes                    257,278       245,365
    Accumulated deferred investment tax credits           37,115        39,801
                                                         294,393       285,166


Commitments and contingencies (Note 12)


                                                     $ 1,985,591   $ 1,849,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                             December 31
                                                          1995          1994
                                                            (in thousands)
Common equity:
    Common stock - no par value - authorized
      48,000,000 shares; outstanding 29,508,415
      and 28,777,046 shares, respectively           $   391,269    $   373,490
    Retained earnings                                   221,077        218,293
                                                        612,346        591,783


Cumulative preferred stock of IES Utilities Inc.         18,320         18,320


Long-term debt:
    IES Utilities Inc. -
        Collateral Trust Bonds -
           7.65% series, due 2000                        50,000              0
           6% series, due 2008                           50,000         50,000
           7% series, due 2023                           50,000         50,000
           5.5% series, due 2023                         19,400         19,400
                                                        169,400        119,400

        First Mortgage Bonds -
           Series J, 6-1/4%, due 1996                    15,000         15,000
           Series L, 7-7/8%, due 2000                    15,000         15,000
           Series M, 7-5/8%, due 2002                    30,000         30,000
           Series W, 9-3/4%, retired in 1995                  0         50,000
           Series X, 9.42%, retired in 1995                   0         50,000
           Series Y, 8-5/8%, due 2001                    60,000         60,000
           Series Z, 7.60%, due 1999                     50,000         50,000
           6-1/8% series, due 1997                        8,000          8,000
           9-1/8% series, due 2001                       21,000         21,000
           7-3/8% series, due 2003                       10,000         10,000
           7-1/4% series, due 2007                       30,000         30,000
                                                        239,000        339,000

        Pollution control obligations -
            5.75%, due serially 1996 to 2003              3,556          3,696
            5.95%, due 2007, secured by First
              Mortgage Bonds                             10,000         10,000
            Variable rate (5.10% - 5.95% at
              December 31, 1995) due 2000 to 2010        11,100         11,100
                                                         24,656         24,796

        Subordinated Deferrable Interest
          Debentures, 7-7/8%, due 2025                   50,000              0

        Total IES Utilities Inc.                        483,056        483,196

    IES Diversified Inc. -
        Variable rate credit facility                   124,245         80,500
        Other subsidiaries' debt maturing
          through 2013                                   12,307         12,584
                                                        619,608        576,280
    Unamortized debt premium and (discount), net         -2,453         -2,652
                                                        617,155        573,628
            Less - Amount due within one year            15,447        100,422
                                                        601,708        473,206
                                                    $ 1,232,374    $ 1,083,309


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           Year Ended December 31
                                                                                     1995           1994           1993
                                                                                              (in thousands)
Cash flows from operating activities:
    Net income                                                                 $    64,176    $    66,818    $    67,938
    Adjustments to reconcile net income to net cash flows
        from operating activities -
           Depreciation and amortization                                            97,958         86,378         77,012
           Amortization of principal under capital lease obligations                15,714         16,246         11,429
           Deferred taxes and investment tax credits                                 7,757          4,050          9,254
           Refueling outage provision                                               -7,506         12,536         -4,889
           Amortization of other assets                                              7,391          2,228          2,083
           Other                                                                       712            387          5,857
    Other changes in assets and liabilities -
           Accounts receivable                                                     -15,221          6,777         -8,861
           Production fuel, materials and supplies                                   4,050         -1,184          5,836
           Accounts payable                                                          2,902         21,871          7,984
           Accrued taxes                                                             9,434          4,575          7,549
           Provision for rate refunds                                                  106         -8,670           -350
           Adjustment clause balances                                                4,581         -6,582          6,366
           Gas in storage                                                            3,245          1,135         -2,300
           Other                                                                       532          9,340         -5,781
              Net cash flows from operating activities                             195,831        215,905        179,127


Cash flows from financing activities:
    Dividends declared on common stock                                             -61,392        -60,065        -59,107
    Proceeds from issuance of common stock                                          15,616         16,426         79,746
    Purchase of treasury stock                                                           0         -6,233              0
    Proceeds from issuance of long-term debt                                       143,752         60,140        146,734
    Reductions in long-term debt                                                  -100,424         -9,790       -126,803
    Net change in short-term borrowings                                             64,000         13,000        -68,000
    Principal payments under capital lease obligations                             -14,463        -16,304        -11,276
    Sale of utility accounts receivable                                              4,000            800         10,490
    Other                                                                           -1,438            -46          1,086
        Net cash flows from financing activities                                    49,651         -2,072        -27,130


Cash flows from investing activities:
    Construction and acquisition expenditures -
        Utility                                                                   -125,558       -138,829       -113,212
        Other                                                                      -92,541        -67,719        -55,805
    Oil and gas properties held for resale                                          -9,843              0              0
    Deferred energy efficiency expenditures                                        -18,029        -16,157         -9,747
    Nuclear decommissioning trust funds                                             -6,100         -5,532         -5,532
    Proceeds from disposition of assets                                             14,271          8,803         28,790
    Other                                                                           -5,733          3,129          3,633
        Net cash flows from investing activities                                  -243,533       -216,305       -151,873


Net increase (decrease) in cash and temporary cash investments                       1,949         -2,472            124


Cash and temporary cash investments at beginning of year                             4,993          7,465          7,341


Cash and temporary cash investments at end of year                             $     6,942    $     4,993    $     7,465


Supplemental cash flow information:
    Cash paid during the year for -
        Interest                                                               $    50,877    $    44,421    $    42,890
        Income taxes                                                           $    26,478    $    36,097    $    22,179

    Noncash investing and financing activities -
        Capital lease obligations incurred                                     $     2,918    $    14,297    $    14,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (a)  Basis of Consolidation -

      The Consolidated Financial Statements include the accounts of IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company). Industries is an investor-owned holding company whose primary operating company, IES Utilities Inc. (Utilities), is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The Company's principal markets are located in the state of Iowa. The Company also has various non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses.

      All subsidiaries for which Industries owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Industries' wholly-owned subsidiaries are Utilities and IES Diversified Inc. (Diversified). All significant intercompany balances and transactions, other than energy-related transactions affecting Utilities, have been eliminated from the Consolidated Financial Statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from Utilities' customers through the rate making process.

      Investments for which the Company has at least a 20% interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income. Investments that do not meet the criteria for the consolidating or equity methods of accounting are accounted for under the cost method.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Refer to Note 2 for a discussion of the proposed merger of the Company.

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

                                                               1995       1994
                                                                (in millions)

Deferred income taxes (Note 1(d))                           $  91.1    $  90.1
Energy efficiency program costs (Note 3(c)) -
 .   Currently being recovered through rates                   18.3       20.3
 .   Recovery has not yet been requested                       31.4       14.4
Environmental liabilities (Note 12(f))                         46.9       43.8
Employee pension and benefit costs (Note 8)                    27.5       25.0
Unamortized loss on reacquired debt                             5.7        6.1
FERC Order No. 636 transition costs (Note 12(h))                5.0        8.0
Other                                                           4.1        5.4
                                                              230.0      213.1
Classified as "Current assets - regulatory assets"             22.8       20.1
Classified as "Other assets - regulatory assets"            $ 207.2    $ 193.0


      Refer to the individual footnotes referenced above for
a   further   discussion  of  certain  items  reflected   in
regulatory assets.

      If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-off of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body.

      SFAS 121, issued in March 1995 by the Financial Accounting Standards Board (FASB) and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. SFAS 121 is not expected to have an impact on the financial position or results of operations of the Company upon adoption.

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

      Consistent with rate making practices for Utilities, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable, over periods exceeding 30 years for some generating plant differences, they are recovered through rates. Accordingly, Utilities has recorded deferred tax liabilities and regulatory assets, as identified in Note 1(c).

     (e)  Temporary Cash Investments -

      Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

     (f)  Depreciation  of  Utility  Property,  Plant  and
          Equipment -

      The depreciation life of Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC), was increased from 36 years to 40 years based on an extension of the Nuclear Regulatory Commission (NRC) license life to 2014, using the remaining life method, as part of Utilities' most recent rate case as discussed in note 3(b). The average rates of depreciation for electric and gas properties of Utilities, consistent with current rate making practices, were as follows:

                        1995       1994        1993

        Electric        3.4%       3.6%        3.5%
        Gas             3.5%       3.8%        3.5%


      The  electric and gas depreciation rates  declined  in
1995   from  1994  because  of  revised  depreciation  rates
approved in Utilities' most recent electric and gas rate proceedings.

     (g)  Decommissioning of the DAEC -

      Pursuant to the recent electric rate case order, the IUB allowed Utilities to increase the recovery of anticipated costs to decommission the DAEC from $5.5 million to $6.0 million annually. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The current recovery figures are based on the following assumptions: 1) cost to decommission the DAEC of $252.8 million in 1993 dollars, based on the NRC minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually through 1997; 3) the prompt dismantling and removal method of decommissioning, which is assumed to begin in the year 2014; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; and 5) an average after-tax return of 6.82% for all external investments. All of these assumptions are subject to change in future regulatory proceedings. At December 31, 1995, Utilities had $47.0 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $1.0 million in 1995, are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

      See "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of the Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets, issued by the FASB in the first quarter of 1996, which deals with, among other issues, the accounting for decommissioning costs.

     (h)  Property, Plant and Equipment -

      Utility plant (excluding acquisition adjustments of $30.6 million, net of accumulated amortization, recorded at cost) is recorded at original cost. The allowance for funds used during construction (AFC), which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1995-1993 were 6.5%, 9.3% and 5.7%, respectively. These capitalized costs are recovered by Utilities in rates as the cost of the utility plant is depreciated.

      Other property, plant and equipment is recorded at cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income.

      Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized.

    (i)  Oil and Gas Properties -

     Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary under Diversified, uses the full cost method of accounting for its oil and gas properties. Accordingly, all costs of acquisition, exploration and development of properties are capitalized. Amortization of proved oil and gas properties is calculated using the units of production method. At December 31, 1995, capitalized costs less related accumulated amortization did not exceed the sum of
(1) the present value of future net revenue from estimated production of proved oil and gas reserves (calculated using current prices); plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. The Company has $9.8 million on its Consolidated Balance Sheet at December 31, 1995, relating to specific oil and gas properties purchased by Whiting in the fourth quarter of 1995 that it intends to sell during 1996.

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

(2)  PROPOSED MERGER OF THE COMPANY:

      The Company, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of the Company with and into WPLH, which merger will result in the combination of the Company and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

      The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                               PRO FORMA
                                IES                            COMBINED
                            INDUSTRIES     WPLH       IPC     (Unaudited)
                                       (in thousands)

1995 operating revenues  $   851,010   $   807,255   $   318,542   $ 1,976,807

1995 net income
  from continuing
  operations                  64,176        71,618        25,198       160,992

Assets at
  December 31, 1995        1,985,591     1,872,414       634,316     4,492,321


       Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of the Company's common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPLH declared a quarterly dividend of 49.25 cents per share. This represents an equivalent annual rate of $1.97 per share.

      WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation
(HDC). WP&L supplies electric and gas service to approximately 377,000 and 146,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

      Interstate Energy will be the parent company of Utilities, WP&L and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935
Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and WPLH will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison.

      The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and WPLH, within a reasonable time after the effective date of the Proposed Merger.

 (3) RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. Utilities, the Office of Consumer Advocate and all three industrial intervenor groups have entered into a settlement agreement, subject to IUB approval, which allows Utilities a $6.3 million annual increase. Utilities expects that the IUB will rule on the settlement agreement no later than the second quarter of 1996.

     (b)  1994 Electric Rate Case -

      In 1994, Utilities applied to the IUB for an increase in retail electric rates of approximately $26 million annually, or 5.2%. The IUB issued its final order on June 30, 1995, which resulted in an annual retail rate reduction of approximately $14.4 million. The Board ruled against Utilities on issues of increased recovery levels of nuclear depreciation expense and nuclear decommissioning expense, and recovery of the full purchase price of Union Electric Company's (UE) Iowa service territory.

      On August 16, 1995, Utilities received approval from the IUB to implement final prices. Northern and Southeastern zone price changes became effective on that date. A price design change was implemented in the Southern zone effective January 1, 1996. As a result of the IUB order, Utilities refunded approximately $12.8 million, including interest, in the fourth quarter of 1995.

     (c)  Energy Efficiency Cost Recovery -

      The IUB has current rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities applied in 1994 to the IUB for recovery of costs incurred through 1993 for such programs. In April 1995, the IUB issued its Final Decision and Order concerning Utilities' energy efficiency expenditures, which allows Utilities to recover its direct expenditures, carrying costs, and a return on its expenditures, as well as a reward of approximately $4 million for a total allowed recovery of approximately $32 million. Recovery of energy efficiency costs will be over a four-year period and began on June 1, 1995. In 1996, under provisions of the IUB rules, the Company will file for recovery of the costs incurred after December 31, 1993 ($31.4 million as of December 31, 1995).

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

      The lessor has a $65 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

      Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1995-1993 were $18.0 million, $17.8 million and $12.4 million, respectively.

      The  Company's  operating lease  rental  expenses  for
1995-1993   were   $10.4   million,   $11.1   million    and
$9.1 million, respectively.

     The Company's future minimum lease payments by year are as follows:

                                                Capital      Operating
        Year                                     Lease         Leases
                                                    (in thousands)

        1996                                   $ 15,515      $  8,083
        1997                                     13,787         7,241
        1998                                      6,389         6,932
        1999                                      3,865         5,220
        2000                                        824         2,403
        2001                                        149           178
                                                 40,529      $ 30,057
        Less:  Amount representing interest       3,594
        Present value of net minimum
          capital lease payments               $ 36,935


(5)  UTILITY ACCOUNTS RECEIVABLE:

       Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1995, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 333,000 electric and 174,000 gas customers.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1995, $58 million was sold under the agreement.

(6)  INVESTMENTS:
     (a)  Foreign Entities -

      At December 31, 1995, the Company had $24.8 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, and 3) an investment in an international venture capital fund. The Company accounts for these investments under the cost method.

     (b)  McLeod, Inc. -

      At December 31, 1995, Diversified had a $9.2 million investment in Class B Common Stock of McLeod, Inc. (McLeod), which is accounted for under the cost method. McLeod provides local and long-distance telecommunication services to business customers and other services related to fiber optics. In 1994, Diversified entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At December 31, 1995, McLeod had $3.6 million of borrowings outstanding under its facility.

(7)  INCOME TAXES:

      The components of federal and state income taxes for the years ended December 31, were as follows:

                                                1995        1994         1993
                                                       (in millions)

Current tax expense                           $ 34.7      $ 37.5       $ 27.8
Deferred tax expense                            10.5         6.7         14.1
Amortization and adjustment
  of investment tax credits                     (2.7)       (2.6)        (4.9)
                                              $ 42.5      $ 41.6       $ 37.0


      The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.

                                                   1995       1994       1993

Statutory federal income tax rate                  35.0%      35.0%      35.0%
Add (deduct):
    State income taxes, net of
      federal benefits                              5.5        5.9        5.5
    Effect of rate making on
      property related differences                  2.6        1.6       (0.2)
    Amortization of investment tax credits         (2.5)      (2.5)      (2.6)
    Adjustment of prior period taxes               (0.4)      (1.6)      (2.3)
    Other items, net                               (0.4)        -        (0.1)
Overall effective income tax rate                  39.8%      38.4%      35.3%


      The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:

                                     1995         1994
                                       (in millions)

Property related                    $ 296        $ 288
Investment tax credit related         (26)         (28)
Decommissioning related               (14)         (13)
Other                                   1           (2)
                                    $ 257        $ 245


(8)  BENEFIT PLANS:
     (a)  Pension Plans -

      The Company has two non-contributory pension plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1995 totaled $9.2 million.

      The Company's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year. The Company has an investment policy governing asset allocation guidelines for its pension plans. The target ranges are as follows: 1) 37%-
43%   in   large  and  mid-sized  domestic  company   equity
securities, 2) 7%-13% in foreign equity securities, 3) 7%- 13% in small domestic company equity securities, 4) 0-5% in
real   estate,   and  5)  the  remainder  in  fixed   income
securities. As of December 31, 1995, the plan's investment mix was consistent with the policy guidelines.

       Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

      The components of the pension provision for the years ended December 31, were as follows:

                                                  1995        1994       1993
                                                         (in thousands)

Service cost                                 $   5,215  $   5,863   $   4,342
Interest cost on projected benefit
  obligation                                    11,811     11,431      11,314
Assumed return on plans' assets                (12,567)   (12,593)    (12,363)
Amortization of unrecognized gain                 (754)      (180)       (767)
Amortization of prior service cost               1,355      1,354       1,213
Amortization of unrecognized plans'
  assets as of January 1, 1987                    (333)      (333)       (389)
Pension cost                                     4,727      5,542       3,350
Adjustment to funding level                     (4,727)    (5,431)     (2,940)
Total pension costs paid to
  the Trustee                                $     -    $     111   $     410

Actual return on plans' assets               $  36,614  $     (97)  $  12,880


      The reduction in the service cost for 1995 was primarily due to an increase in the discount rate at December 31, 1994.

      A  reconciliation of the funded status of the plans to
the amounts recognized in the Consolidated Balance Sheets at
December 31, is presented below:
                                                          1995         1994
                                                            (in thousands)

Fair market value of plans' assets                     $ 195,329    $ 167,535
Actuarial present value of benefits rendered
  to date -
    Accumulated benefits based on
      compensation to date, including vested
      benefits of $119,996,000 and $98,384,000,
      respectively                                       131,274      108,585
    Additional benefits based on estimated
      future salary levels                                41,581       40,146
Projected benefit obligation                             172,855      148,731
Plans' assets in excess of projected benefit
  obligation                                              22,474       18,804
Remaining unrecognized net asset existing at
  January 1, 1987, being amortized over 20 years          (3,511)      (3,844)
Unrecognized prior service cost                           16,905       18,260
Unrecognized net gain                                    (41,795)     (34,420)
Accrued pension cost recognized in the
  Consolidated Balance Sheets                          $  (5,927)   $  (1,200)

Assumed rate of return, all plans                           8.00%        8.00%
Weighted average discount rate of
  projected benefit obligation, all plans                   7.50%        8.25%
Range of assumed rates of increase in
  future compensation levels for the plans                  4.75%   4.00-5.75%


      The increase in the projected benefit obligation was primarily due to changes in the mortality rate assumptions and a reduction in the discount rate at December 31, 1995.

     (b)  Other Postemployment Benefit Plans -

      The  Company  provides certain  benefits  to  retirees
(primarily health care benefits). Effective January 1, 1993, the Company adopted SFAS 106, which requires the accrual of the expected cost of postretirement benefits other than pensions during the employees' years of service. The IUB adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. The gas and electric portions of these costs are being recovered through rates beginning in 1993 and 1995, respectively, including amounts that were deferred by the Company between when SFAS 106 was adopted and when recovery through rates began. The amounts deferred are being amortized as they are collected through rates over a three-year period. Utilities' unamortized balance of these deferred costs was $3.4 million at December 31, 1995.

       The   transition  obligation  for  the  non-regulated
operations was expensed in 1993 and is reflected in other operating expenses.

       Pursuant  to  the  provisions  of  SFAS  71,  certain
adjustments to Utilities' other postretirement benefit provisions are necessary to reflect the accounting for other postretirement benefit costs allowed in its most recent rate cases.

      The components of postretirement benefit costs for the years ended December 31, were as follows:

                                                 1995       1994        1993
                                                       (in thousands)

Service cost                                  $  1,387    $ 1,838    $  1,744
Interest cost on accumulated
  postretirement benefit obligation              3,175      3,275       3,363
Assumed return on plans' assets                    (56)       (60)        -
Amortization of transition obligation
  existing at January 1, 1993, for
  regulated operations                           2,024      2,024       2,024
Amortization of unrecognized gain                 (230)        (6)        -
Amortization of prior service cost                  19         19         -
Write-off of transition obligation
  existing at January 1, 1993, for
  non-regulated operations                         -          -         1,434
Postretirement benefit costs                     6,319      7,090       8,565
Amortized/(deferred) postretirement
  benefit costs                                  2,220     (2,732)     (2,858)
Adjustment to funding level                      1,162        -           -
Net postretirement benefit costs              $  9,701   $  4,358    $  5,707

Actual return on plans' assets                $    273   $     47    $    -


      The reduction in the service cost for 1995 was primarily due to an increase in the discount rate at December 31, 1994.

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                                           1995         1994
                                                             (in thousands)

Fair market value of plans' assets                     $   6,515    $   1,127
Accumulated postretirement benefit
  obligation -
    Active employees not yet eligible                     22,254       18,896
    Active employees eligible                              6,282        5,306
    Retirees                                              22,575       18,602
Total accumulated postretirement
  benefit obligation                                      51,111       42,804
Accumulated postretirement benefit
  obligation in excess of plans' assets                  (44,596)     (41,677)
Unrecognized transition obligation                        34,415       36,439
Unrecognized net (gain)/loss                                 349       (5,703)
Unrecognized prior service cost                              151          170
Accrued postretirement benefit cost in the
    Consolidated Balance Sheets                        $  (9,681)   $ (10,771)

Assumed rate of return                                      8.00%        8.00%
Weighted average discount rate of
  accumulated postretirement benefit
  obligation                                                7.50%        8.25%
Medical trend on paid charges:
    Initial trend rate                                     10.00%       11.00%
    Ultimate trend rate                                     6.50%        6.50%

      The increase in the accumulated postretirement benefit obligation was primarily due to a reduction in the discount rate at December 31, 1995, as well as changes made for mortality, turnover and age assumptions. The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1995 service and interest cost by $0.9 million (21%) and the accumulated postretirement benefit obligation at December 31, 1995, by $8.7 million (17%).

(9)  COMMON, PREFERRED AND PREFERENCE STOCK:
     (a)  Common Stock -

      The following table presents information relating to the changes in common stock.

                                                     Common Stock
                                         Number of Shares            Amount
                                           Outstanding          (in thousands)

Balance, December 31, 1992                  25,556,963             $ 279,810
    Public offering                          2,300,000                66,555
    Stock plan issuances*                      447,225                13,936
Balance, December 31, 1993                  28,304,188               360,301
    Shares issued in connection
      with acquisition of oil and
      gas companies                            139,102                 4,027
    Purchases of treasury stock               (213,300)               (6,233)
    Stock plan issuances*                      547,056                15,395
Balance, December 31, 1994                  28,777,046               373,490
    Shares issued in connection
      with acquisition of oil and
      gas companies                             75,638                 1,925
    Stock plan issuances*                      655,731                15,854
Balance, December 31, 1995                  29,508,415             $ 391,269

Shares reserved for issuance
  pursuant to the Company's stock
  plans at December 31, 1995*                2,201,666


          *    Dividend  Reinvestment  and  Stock
               Purchase  Plan, Employee Stock  Purchase
               Plan,  Employee Savings Plan,  Long-Term
               Incentive   Plan,   IES   Bonus    Stock
               Ownership Plan and Whiting Stock  Option Plans


      In March 1995, Industries issued 75,638 shares of its common stock for the purchase of oil and gas companies, which are now wholly-owned subsidiaries of Whiting.

      During 1994, Industries reacquired 213,300 shares of its common stock on the open market, at an average price of $29.22 per share, which were subsequently issued to the Dividend Reinvestment Plan and certain of its benefit plans. At December 31, 1995, no shares remained held as treasury stock.

     (b)  Preferred and Preference Stock:

      Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1995, of which the 6.10%, 4.80% and 4.30%
Series    had   100,000,   146,406   and   120,000   shares,
respectively, outstanding at both December 31, 1995 and 1994. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends.

      There  are  5,000,000 shares of Industries  Cumulative
Preferred Stock (no par value) and 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1995.

(10) DEBT:
     (a)  Long-Term Debt -

      In December 1995, Utilities issued $50 million of Subordinated Deferrable Interest Debentures,
7-7/8%, due 2025. The proceeds from the issuance of the debentures were used to retire short-term borrowings which were incurred in October 1995 to repay at maturity, $50 million of Series X, 9.42% First Mortgage Bonds.

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

      Diversified has a variable rate credit facility that extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At December 31, 1995, there were no borrowings outstanding under this facility. Diversified had $124.2 million of commercial paper outstanding at December 31, 1995, with interest rates ranging from 5.85% to 6.50% and maturity dates in the first quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at December 31, 1995, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

      Refer to Note 6 (b) for a discussion of a guarantee associated with debt issued by McLeod.

       Total sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of Utilities' Indentures and Deeds of Trust, and debt maturities for 1996-2000 are as follows:

                        Debt Maturities
                         (in thousands)

Debt Issue                   1996      1997      1998         1999       2000
Utilities -
  Sinking fund
    requirements        $     630  $     550  $     550   $     550  $     550
  Pollution control           140        140        140         140      1,696
  Series J                 15,000        -          -           -          -
  6-1/8% Series               -        8,000        -           -          -
  Series Z                    -          -          -        50,000        -
  Series L                    -          -          -           -       15,000
  7.65% Series                -          -          -           -       50,000

Diversified -
  Variable rate
    credit facility           -          -          -       124,245        -
  Other subsidiaries'
    debt                      307        333        360      10,366         35
Total                   $  16,077  $   9,023  $   1,050   $ 185,301  $  67,281



      The Company intends to refinance the majority of the debt maturities with long-term securities.


     (b)  Short-Term Debt -

      At December 31, 1995, the Company had bank lines of credit aggregating $131.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $101 million to support commercial paper (weighted average interest rate of 5.81%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1995, there were no borrowings outstanding under this facility.

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair values of financial instruments at December 31, 1995, and December 31, 1994, and the basis upon which they were estimated are as follows:

     (a)  Current Assets and Current Liabilities -

      The carrying amount approximates fair value because of the short maturity of such financial instruments.

     (b)  Nuclear Decommissioning Trust Funds -

      The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $5.3 million of unrealized gains at December 31, 1995, and $0.8 million of unrealized losses at December 31, 1994, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.

     (c)  Cumulative Preferred Stock of Utilities -

     The estimated fair value of this stock of $11.3 million and $10.2 million at December 31, 1995, and December 31,
1994, respectively, is based upon the market yield of similar securities and quoted market prices.

     (d)  Long-Term Debt -

      At December 31, 1995, and December 31, 1994, the carrying amount of long-term debt was $620 million and $576 million, respectively, compared to estimated fair values of $644 million and $551 million, respectively. The estimated fair value of long-term debt is based upon the market yield of similar securities and quoted market prices.

      Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

(12) COMMITMENTS AND CONTINGENCIES:
     (a)  Construction Program -

      The Company's construction and acquisition program anticipates expenditures of approximately $245 million for 1996, which includes $164 million at Utilities and $81 million at Diversified. In addition to the $164 million, Utilities anticipates expenditures of approximately $13 million for mandated energy efficiency programs, which expenditures will be deferred pursuant to IUB rules as discussed in Note 3(c). Substantial commitments have been made in connection with these expenditures.

     (b)  Purchase Power Contracts -

      Utilities is purchasing power from UE under a firm capacity contract with 1996 and 1997 requirements of 80 Mw and 60 Mw of delivered capacity, respectively. Utilities will also purchase an additional annual maximum interruptible capacity of up to 54 Mw of 25 Hz power, which extends through 1998. The costs of capacity purchases for these contracts are reflected in "Purchased power" in the Consolidated Statements of Income.

     Utilities has also entered into an agreement with Basin
Electric Power Cooperative to purchase capacity of 50 Mw, 75
Mw, 100 Mw and 100 Mw during the annual six-month summer season for the years 1996 through 1999, respectively.

      Total capacity charges expected to be incurred under all existing contracts will approximate $14.1 million, $11.1 million, $3.3 million, $3.4 million and $0.4 million for the years 1996-2000, respectively.

     (c)  Coal Contract Commitments -

      Utilities has entered into coal supply contracts which expire between 1996 and 2001 for its fossil-fueled generating stations. At December 31, 1995, the contracts cover approximately $158 million of coal over the life of the contracts, which includes $55 million expected to be incurred in 1996. Utilities expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

          (d)  Information Technology Services -

      The Company entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. The Company's anticipated operating and capital expenditures under the agreement for 1996 are estimated to total approximately $13 million.
Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS.

     (e)  Nuclear Insurance Programs -

      Public liability for nuclear accidents is governed by the Price Anderson Act of 1988 which sets a statutory limit of $8.9 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, Utilities provides this financial protection for a nuclear incident at the DAEC through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($8.7 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the United States is subject to an assessment in the event of a nuclear incident at any nuclear plant in the United States. Based on its ownership of the DAEC, Utilities could be assessed a maximum of $79.3 million per nuclear incident, with a maximum of $10 million per incident per year (of which Utilities' 70% ownership portion would be approximately $55 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years.

      Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However,
Utilities could be assessed annually a maximum of $3.1 million under NML, $9.8 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserves funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

      In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

     (f)  Environmental Liabilities -

      The Company has recorded environmental liabilities of approximately $48.7 million in its Consolidated Balance
Sheets at December 31, 1995. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites. There are also six other sites for which it may be designated as a PRP in the future. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of five sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 19 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $55 million.

       Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at December 31, 1995. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      Utilities has begun pursuing claims under its prior coverage for investigation, mitigation, prevention, remediation, and monitoring costs from its insurance carriers and is investigating the potential for third party cost sharing for FMGP investigation and clean-up costs. The amount of shared costs, if any, cannot be reasonably determined and, accordingly, no potential sharing has been recorded at December 31, 1995. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

            Oil   and   Gas  Properties  Dismantlement   and
            Abandonment Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $1.7 million at December 31, 1995, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (g)  Air Quality Issues -

     The Clean Air Act Amendments Act of 1990 (Act) requires emission reductions of sulfur dioxide and nitrogen oxides
(NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases with Phase I affecting two of Utilities' units beginning in 1995 and Phase II affecting all units beginning in the year 2000. Utilities has completed the modifications necessary to meet the Phase I requirements and has installed continuous emission monitors on all affected units as required by the Act. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications and the possible purchase of sulfur dioxide allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

     The acid rain program under the Act also creates sulfur dioxide allowances. An allowance is defined as an authorization for an owner to emit one ton of sulfur dioxide into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of sulfur dioxide from its Phase I units. It is anticipated that in the year 2000, when the Phase II units participate in the allowance program, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the year 2000 and thereafter. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to nitrogen oxides (NOx), ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

      In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling methods, suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for sulfur dioxide. The worst-case modeling study suggests that two of Utilities' generating facilities contribute to the modeled exceedences and recommends that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently reviewing EPA's assumptions and modeling results and is proposing a strategy to voluntarily reduce the excessive emissions through modification of its facilities at a potential capital cost of up to $10 million over the next four years.

     (h)  FERC Order No. 636 -

      Pursuant to FERC Order No. 636 (Order 636), which transitions the natural gas supply business to a less regulated environment, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

     Utilities began paying the transition costs in 1993 and at December 31, 1995, has recorded a liability of $5.0 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through 1996. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $7.0 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

 (13)     JOINTLY-OWNED ELECTRIC UTILITY PLANT:

      Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1995 is as follows:

                                             Ottumwa      Neal
                                    DAEC     Unit 1      Unit 3
                                        ($ in millions)

Utility plant in service          $ 498.0    $ 189.3    $  56.2
Accumulated depreciation          $ 201.2    $  86.0    $  27.1
Construction work in progress     $   2.7    $   1.7    $   0.7
Plant capacity - Mw                   520        716        515
Percent ownership                      70%        48%        28%
In-service date                      1974       1981       1975

(14) SEGMENTS OF BUSINESS:

      The principal business segments of Industries are the generation, transmission, distribution and sale of electric energy by Utilities and the purchase, distribution, transportation and sale of natural gas by Utilities and Industrial Energy Applications, Inc., a wholly-owned subsidiary under Diversified. Certain financial information relating to Industries' significant segments of business is presented below:

                                               Year Ended December 31
                                           1995          1994          1993
                                                    (in thousands)
Operating results:
  Revenues -
    Electric                         $    560,471   $   537,327   $   550,521
    Gas                                   190,339       165,569       181,923

  Operating income -
    Electric                              130,390       125,487       128,994
    Gas                                    11,056         8,762        13,673

Other information:
  Depreciation and amortization -
    Electric                               72,487        68,640        63,832
    Gas                                     6,176         6,214         5,186

  Construction and acquisition
  expenditures -
    Electric *                            108,356       112,773        96,736
    Gas                                     9,368        10,066        15,428

  Assets -
    Identifiable assets -
      Electric                          1,395,666     1,347,024     1,288,505
      Gas                                 199,050       192,397       168,800
                                        1,594,716     1,539,421     1,457,305
    Other corporate assets                390,875       309,672       242,514
        Total consolidated assets     $ 1,985,591   $ 1,849,093   $ 1,699,819

          * Excludes intercompany acquisitions which are eliminated for consolidated financial statement purposes.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                           PART III


Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant

      Information regarding the identification of directors of
Industries   and  compliance  with  Section  16(a)   reporting
requirements of the Securities and Exchange Commission is included in Industries' definitive proxy statement prepared for the 1996 annual meeting of stockholders, which will be filed within 120 days of December 31, 1995, (Proxy Statement under the  captions  "Election of IES Directors"  and  "Certain  SEC
Filings")  and  is  incorporated  herein  by  reference.   The
executive officers of the registrant are as follows:

Executive Officers of the Registrant (Effective February 6, 1996)

     Lee  Liu,  62, Chairman of the Board, President  &  Chief
     Executive Officer.  First elected officer in 1975.


     Blake  O.  Fisher,  Jr., 51, Executive Vice  President  &
     Chief  Financial  Officer  and Director.   First  elected
     officer in 1991. (i)


     Stephen W. Southwick, 49, Vice President, General Counsel
     & Secretary.  First elected officer in 1982.


     Dean E.  Ekstrom,  48,  Vice  President,  Administration.
     First elected officer in 1991.


     Peter   W.   Dietrich,  56,  Vice  President,   Corporate
     Development.  First elected officer in 1988.


     Richard A. Gabbianelli, 39, Controller & Chief Accounting
     Officer.  First elected officer in 1994.


     Dennis B. Vass, 46, Treasurer.  First elected officer  in
     1995. (ii)


     Officers are elected annually by the Board of Directors and each of the officers named above, except Dennis B. Vass, has been employed by Industries or one of its significant subsidiaries as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers. There are no arrangements or understandings with respect to election of any person as an officer.

     (i)  Blake  O.  Fisher,  Jr.  resigned  as Executive Vice
          President & Chief Financial Officer and Director  of
          IES Industries Inc. effective February 21,1996.

     (ii) Dennis B. Vass was elected as Treasurer & Principal Financial Officer effective February 21, 1996. Prior to the appointment of Mr. Vass as Treasurer of the Company in February 1995, he was employed by Consumers Power Company as Financial Projects
          Director and by the Company in April 1991, as Manager of Finance.

      Larry D. Root, Executive Vice President, retired effective December 31, 1995.


Item 11.  Executive Compensation

       Information regarding executive compensation and transactions is included in the Proxy Statement under the captions "Compensation of Directors", "Summary Compensation Table" and "IES Plans" and is incorporated herein by reference, except for the "Report of the Compensation
Committee on Executive Compensation" and the "Performance Graph", which are not incorporated herein by reference.


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


                            PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                     Page No.

(a)  1.   Financial Statements -

          Included in Part II of this report -

          Report of Management.                                       67 - 68

          Report of Independent Public Accountants.                      69

          Consolidated Statements of Income for the
          years ended December 31, 1995, 1994 and 1993.                  70

          Consolidated Statements of Retained Earnings
          for the years ended December 31, 1995, 1994 and 1993.          71

          Consolidated Balance Sheets at December 31, 1995 and
          1994.                                                       72 - 73

          Consolidated Statements of Capitalization at
          December 31, 1995 and 1994.                                   74

          Consolidated Statements of Cash Flows for the
          years ended December 31, 1995, 1994 and 1993.                 75

          Notes to Consolidated Financial Statements.                76 - 110

(a)  2.   Financial Statement Schedules -

          Included in Part IV of this report -

          Schedule II -  Valuation and Qualifying Accounts
                         and Reserves for  the  years ended
                         December 31,  1995, 1994 and 1993.            116


          Other schedules are omitted as not required under Rules of Regulation S-X.

(a)  3.   Exhibits -

          See Exhibit Index beginning on page 119.


(b)       Reports on Form 8-K -


          Items Reported      Financial Statements          Date of Report

                5,7                None                  February 9, 1996  (1)
                5,7                None                  November 10, 1995 (2)



(1) The Form 8-K report was filed on February 20, 1996 with the earliest event reported occurring on February 9, 1996.

(2) The Form 8-K report was filed on November 17, 1995 with the earliest event reported occurring on November 10, 1995.

                           IES INDUSTRIES INC.

       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

        Column A                                  Column B         Column E

                                                   Balance          Balance
      Description                                 January 1       December 31
                                                        (in thousands)
IES Utilities Inc.:

1995:
   Accumulated provision for
     uncollectible accounts                       $    650          $    676

   Accumulated provision for rate refunds         $     -           $    106

1994:
   Accumulated provision for
     uncollectible accounts                       $    409          $    650

   Accumulated provision for rate refunds         $  8,670          $     -

1993:
   Accumulated provision for
     uncollectible accounts                       $    567          $    409

   Accumulated provision for rate refunds         $  9,020          $  8,670



Non-utility Subsidiaries:

1995:
   Accumulated provision for uncollectible
     accounts and other                           $    372          $    685

1994:
   Accumulated provision for uncollectible
     accounts and other                           $    506          $    372

1993:
   Accumulated provision for uncollectible
     accounts and other                           $    247          $    506

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 1996.


                                   IES INDUSTRIES INC.
                                      (Registrant)



                                   By /s/             Lee Liu
                                                      Lee Liu
                                         Chairman of the Board, President &
                                              Chief Executive Officer



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 1996:



/s/   Lee Liu                         Chairman of  the Board, President &
      Lee Liu                         Chief Executive Officer
                                      (Principal Executive Officer)


/s/   Dennis B. Vass                  Treasurer & Principal Financial Officer
      Dennis B. Vass                  (Principal Financial Officer)



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

   4(b)  Supplemental Indentures to the Mortgage:


       Number            Dated as of       IE File Reference        Exhibit

   First               October 1, 1993     Form 10-Q, 11/12/93        4(d)
   Second              November 1, 1993    Form 10-Q, 11/12/93        4(e)
   Third               March 1, 1995       Form 10-Q, 5/12/95         4(b)


   4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between Utilities (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

   4(d)  Supplemental Indentures to the 1940 Indenture:


       Number            Dated as of       IE File Reference        Exhibit

   First              March 1, 1941        2-25347                    2(a)
   Second             July 15, 1942        2-25347                    2(a)
   Third              August 2, 1943       2-25347                    2(a)
   Fourth             August 10, 1944      2-25347                    2(a)
   Fifth              November 10, 1944    2-25347                    2(a)
   Sixth              August 8, 1945       2-25347                    2(a)
   Seventh            July 1, 1946         2-25347                    2(a)
   Eighth             July 1, 1947         2-25347                    2(a)
   Ninth              December 15, 1948    2-25347                    2(a)
   Tenth              November 1, 1949     2-25347                    2(a)
   Eleventh           November 10, 1950    2-25347                    2(a)
   Twelfth            October 1, 1951      2-25347                    2(a)
   Thirteenth         March 1, 1952        2-25347                    2(a)
   Fourteenth         November 5, 1952     2-25347                    2(a)
   Fifteenth          February 1, 1953     2-25347                    2(a)
   Sixteenth          May 1, 1953          2-25347                    2(a)
   Seventeenth        November 3, 1953     2-25347                    2(a)
   Eighteenth         November 8, 1954     2-25347                    2(a)
   Nineteenth         January 1, 1955      2-25347                    2(a)
   Twentieth          November 1, 1955     2-25347                    2(a)
   Twenty-first       November 9, 1956     2-25347                    2(a)
   Twenty-second      November 6, 1957     2-25347                    2(a)
   Twenty-third       November 4, 1958     2-25347                    2(a)
   Twenty-fourth      November 3, 1959     2-25347                    2(a)
   Twenty-fifth       November 1, 1960     2-25347                    2(a)
   Twenty-sixth       January 1, 1961      2-25347                    2(a)
   Twenty-seventh     November 7, 1961     2-25347                    2(a)
   Twenty-eighth      November 6, 1962     2-25347                    2(a)
   Twenty-ninth       November 5, 1963     2-25347                    2(a)
   Thirtieth          November 4, 1964     2-25347                    2(a)
   Thirty-first       November 2, 1965     2-25347                    2(a)
   Thirty-second      September 1, 1966    Form 10-K, 1966            4.10
   Thirty-third       November 30, 1966    Form 10-K, 1966            4.10
   Thirty-fourth      November 7, 1967     Form 10-K, 1967            4.10
   Thirty-fifth       November 5, 1968     Form 10-K, 1968            4.10
   Thirty-sixth       November 1, 1969     Form 10-K, 1969            4.10
   Thirty-seventh     December 1, 1970     Form 8-K, 12/70            1
   Thirty-eighth      November 2, 1971     2-43131                    2(g)
   Thirty-ninth       May 1, 1972          Form 8-K, 5/72             1
   Fortieth           November 7, 1972     2-56078                    2(i)
   Forty-first        November 7, 1973     2-56078                    2(j)
   Forty-second       September 10, 1974   2-56078                    2(k)
   Forty-third        November 5, 1975     2-56078                    2(l)
   Forty-fourth       July 1, 1976         Form 8-K, 7/76             1
   Forty-fifth        November 1, 1976     Form 8-K, 12/76            1
   Forty-sixth        December 1, 1977     2-60040                    2(o)
   Forty-seventh      November 1, 1978     Form 10-Q, 6/30/79         1
   Forty-eighth       December 1, 1979     Form S-16, 2-65996         2(q)
   Forty-ninth        November 1, 1981     Form 10-Q, 3/31/82         2
   Fiftieth           December 1, 1980     Form 10-K, 1981            4(s)
   Fifty-first        December 1, 1982     Form 10-K, 1982            4(t)
   Fifty-second       December 1, 1983     Form 10-K, 1983            4(u)
   Fifty-third        December 1, 1984     Form 10-K, 1984            4(v)
   Fifty-fourth       March 1, 1985        Form 10-K, 1984            4(w)
   Fifty-fifth        March 1, 1988        Form 10-Q, 5/12/88         4(b)
   Fifty-sixth        October 1, 1988      Form 10-Q, 11/10/88        4(c)
   Fifty-seventh      May 1, 1991          Form 10-Q, 8/13/91         4(d)
   Fifty-eighth       March 1, 1992        Form 10-K, 1991            4(c)
   Fifty-ninth        October 1, 1993      Form 10-Q, 11/12/93        4(a)
   Sixtieth           November 1, 1993     Form 10-Q, 11/12/93        4(b)
   Sixty-first        March 1, 1995        Form 10-Q, 5/12/95         4(a)


   4(e)  Indenture or Deed of Trust dated as of February 1,   1923,
         between  Utilities  (successor  to  Iowa  Southern
         Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D.
         Manella, successor), as Trustees (1923 Indenture) (Filed as Exhibit B-1 to File No. 2-1719).

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


   4(g) Second Amended and Restated Credit Agreement dated as of November 9, 1994 among IES Diversified Inc. as Borrower, certain banks and Citibank, N.A., as Agent. (Filed as Exhibit 4(i) to the Company's Form 10-K for the year 1994).

   4(h)  Indenture  (For  Unsecured  Subordinated  Debt
         Securities), dated as of December 1, 1995, between Utilities and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (Filed as Exhibit 4(i) to Utilities' Amendment No. 1 to Registration Statement, File No. 33-62259).

   4(i)  Officer's Certificate establishing the terms of
         new  Series  of Subordinated Debentures (Filed as Exhibit  4
         to Utilities' Current Report on Form 8-K, dated December 8, 1995).

  10(a) Operating and Transmission Agreement between Central Iowa Power Cooperative and IE (Filed as Exhibit 10(q) to IE's Form 10-K for the year 1990).

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

  10(g)  Second  Amended and Restated Credit  Agreement
         dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IE. (Filed as Exhibit 10(j) to IE's Form 10-K for the year
         1987).


Management Contracts and/or Compensatory Plans (Exhibits 10(h) through 10(q))


  10(h)  Supplemental  Retirement  Plan.   (Filed   as
         Exhibit 10(l) to the Company's Form 10-K for the year 1987).

  10(i) Management Incentive Compensation Plan. (Filed as Exhibit 10(m) to the Company's Form 10-K for the year
         1987).

  10(j)  Key  Employee  Deferred  Compensation   Plan.
         (Filed as Exhibit 10(n) to the Company's Form 10-K for the year 1987).

  10(k) Long-Term Incentive Plan. (Filed as Exhibit A to the Company's Proxy Statement dated March 20, 1995).

  10(l)  Executive  Guaranty Plan.  (Filed  as  Exhibit
         10(p) to the Company's Form 10-K for the year 1987).

  10(m)  Executive   Change  of   Control   Severance
         Agreement. (Filed as Exhibit 10(s) to the Company's Form 10-K for the year 1989).

  10(n)  Amendments   to   Key   Employee   Deferred
         Compensation Agreement for Directors. (Filed as Exhibit 10(u) to the Company's Form 10-Q for the quarter ended March 31,
         1990).

  10(o)  Amendments   to   Key   Employee   Deferred
         Compensation Agreement for Key Employees. (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended March 31, 1990).

  10(p)  Amendments to Management Incentive Compensation
         Plan.   (Filed as Exhibit 10(y) to the Company's Form 10-Q  for
         the quarter ended March 31, 1990).

  10(q)  Director Retirement Plan.  (Filed  as  Exhibit
         10(t) to the Company's Form 10-K for the year 1993).

  10(r) Agreement and Plan of Merger, dated as of February 27, 1991, by and between IE Industries Inc. and Iowa Southern Inc. (Filed as Exhibit 2 to the Company's Form 8-K dated February 27, 1991).

  10(s)  IES Industries Inc. Shareholders' Rights  Plan.
         (Filed as Exhibit I-2 to the Company's Registration Statement on Form 8-A filed November 13, 1991).

  10(t)  Restated Agreement and Plan of Merger among IES
         Industries Inc., WPC Acquisition Corp. and Whiting Petroleum Corporation dated November 15, 1991. (Filed as Annex A to the Company's Form S-4 Registration Statement No. 33-44495).

  10(u)  Agreement  for Purchase and  Sale  of  Certain
         Assets and Real Estate and Assignment of Easements, Leases and Licenses between Union Electric Company (Seller) and IE
         (Buyer). (Filed as exhibit 10(t) to IE's Form 10-K for the year 1991).

  10(v)  Lease   and   Security   Agreement,   dated
         October 1, 1993, between IES Diversified Inc., as lessee, and Sumitomo Bank Leasing and Finance, Inc., as lessor. (Filed as
         Exhibit 10(z) to the Company's Form 10-K for the year 1993).

  10(w)  Receivables Purchase and Sale Agreement dated as  of  June
         30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Utilities' Form 10-Q for the quarter ended March 31, 1994 (File No. 0-4117-1)).

  10(x)  Agreement  and  Plan of Merger among IES Industries  Inc.,
         WOC Acquisition Company, Okie Crude Company, Elba Gas Company, Kimble Gas Gathering Company, Thomas M. Atkinson and Joan B. Atkinson, dated as of March 25, 1994. (Filed as Exhibit 10(b) to Company's Form 10-Q for the quarter ended March 31, 1994).

  10(y)  IES  Diversified  Inc. Guaranty with McLeod,  Inc.,  dated
         May 16, 1994 (Filed as Exhibit 10(c) to Company's Form 10-Q for the quarter ended June 30, 1994).

  10(z) Agreement Regarding Guaranty Between McLeod, Inc. and IES Diversified Inc., dated May 16, 1994 (Filed as Exhibit 10(d) to Company's Form 10-Q for the quarter ended June 30, 1994).

  10(aa) Guaranty  (IES  Utilities  Trust  No.  1994-A)  from  IES
         Utilities Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to Utilities' Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

  10(ab) Agreement and Plan of Merger between IE and IS dated as of June 4, 1993 (Agreement and Plan of Merger) (Filed as
         Exhibit 2 to the Company's Current Report on Form 8-K, dated June 4, 1993).

  10(ac) Amendment  1  dated June 16, 1993, to  the  Agreement  and
         Plan of Merger (Filed as Exhibit 2(b) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

  10(ad) Amendment 2 dated September 8, 1993, to the Agreement  and
         Plan of Merger (Filed as Exhibit 2(c) to the IE Registration Statement on Form S-3, dated September 14, 1993 (File No. 33-68796)).

  10(ae) Amendment 3 dated September 27, 1993, to the Agreement and Plan of Merger (Filed as Exhibit 2(d) to the Company's Current Report on Form 8-K, dated December 9, 1993).

  10(af) Agreement  and  Plan  of  Merger  among   IES
         Industries Inc., WOK Acquisition Company, Okie Energy Company, Keener Energy Company, Thomas M. Atkinson and Joan B. Atkinson, dated as of March 15, 1995 (Filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31,
         1995).

  10(ag) Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc. (Filed as Exhibit 2.1 to the Company's Form 8-K, dated November 10, 1995).

  10(ah) Copy of Coal Supply Agreement, dated July 27, 1977, between IS and Sunoco Energy Development Co. (former parent of Cordero Mining Co.), and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

* 21    Subsidiaries of the Registrant.

* 23    Consent of Independent Public Accountants.

* 27    Financial Data Schedule.


Note:  Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation
       S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.