Form 10-K405/A
period 1995-12-31
IES INDUSTRIES INC
filed 1996-04-29
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A

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

The aggregate market value of the registrant's voting stock held by non-affiliates, as of January 31, 1996 was approximately $840,387,024 based upon the Composite Tape closing price as reported in The Wall Street Journal. (For this purpose only, the individuals listed under "Security Ownership of Management" in Exhibit 99 incorporated herein by reference are considered to be affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 1996.

              Common Stock, no par value - 29,614,679 shares

                   Documents Incorporated by Reference

                                              Part of this Form 10-K into
        Document                             Which Document is Incorporated

None.


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


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                           PART III


Item 10.  Directors, Executive Officers, Promoters and Control
          Persons of the Registrant

Information regarding the identification of directors is included in Exhibit 99 and is incorporated herein by reference. Exhibit 99 is primarily an excerpt from Industries' definitive proxy statement that is being prepared for the 1996 annual meeting of stockholders. The executive officers of the registrant are as follows:

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

      Larry D. Root, Executive Vice President, retired effective December 31, 1995.


Item 11.  Executive Compensation

Information regarding executive compensation and transactions is included in Exhibit 99 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners  and
          Management

      Information regarding security ownership of certain beneficial owners and management is included in Exhibit 99 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included in Exhibit 99 and is incorporated herein by reference.


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

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 1996.


                                   IES INDUSTRIES INC.
                                      (Registrant)



                                   By /s/             Lee Liu
                                                      Lee Liu
                                         Chairman of the Board, President &
                                              Chief Executive Officer



      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1996:



/s/   Lee Liu                         Chairman of  the Board, President &
      Lee Liu                         Chief Executive Officer
                                      (Principal Executive Officer)


/s/   Dennis B. Vass *                Treasurer & Principal Financial Officer
      Dennis B. Vass                  (Principal Financial Officer)



/s/   Richard A. Gabbianelli *        Controller & Chief Accounting Officer
      Richard A. Gabbianelli          (Principal Accounting Officer)



/s/   C.R.S. Anderson *               Director
      C.R.S. Anderson



/s/   J. Wayne Bevis *                Director
      J. Wayne Bevis


/s/   Jack R. Newman *                Director
      Jack R. Newman



/s/   Robert D. Ray *                 Director
      Robert D. Ray



/s/   David Q. Reed *                 Director
      David Q. Reed



/s/   Henry Royer *                   Director
      Henry Royer



/s/   Robert W. Schlutz *             Director
      Robert W. Schlutz



/s/   Anthony R. Weiler *             Director
      Anthony R. Weiler

* By: /s/ Lee Liu
      (Attorney-in-fact)


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

* 99    Director and Officer Information


Note:  Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation
       S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.