Form 10-Q
period 1996-03-31
IES INDUSTRIES INC
filed 1996-05-14
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                 to
Commission file number                        1-9187


                             IES INDUSTRIES INC.
         (Exact name of registrant as specified in its charter)

            Iowa                                       42-1271452
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     IES Tower, Cedar Rapids, Iowa                        52401
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (319) 398-4411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at  April 30, 1996
Common  Stock, no par value                      29,775,748 shares


                           IES INDUSTRIES INC.


                                  INDEX




                                                                     Page No.


Part I.  Financial Information.



Item 1.  Consolidated Financial Statements.

       Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                       3 - 4

       Consolidated Statements of Income -
         Three and Twelve Months Ended
         March 31, 1996 and 1995                                      5

       Consolidated Statements of Cash Flows -
         Three and Twelve Months Ended
         March 31, 1996 and 1995                                      6

         Notes to Consolidated Financial Statements                 7 - 21

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.            22 - 47



Part II.  Other Information.                                       48 - 51



Signatures.                                                           52


                        PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                                        1996       December 31,
ASSETS                                               (Unaudited)       1995
                                                         (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                      $ 1,909,500    $ 1,900,157
      Gas                                               166,248        165,825
      Other                                             106,504        106,396
                                                      2,182,252      2,172,378
    Less - Accumulated depreciation                     973,304        950,324
                                                      1,208,948      1,222,054
    Leased nuclear fuel, net of amortization             34,915         36,935
    Construction work in progress                        65,862         52,772
                                                      1,309,725      1,311,761
  Other, net of accumulated depreciation
    and amortization of $58,021,000 and
    $53,026,000, respectively                           201,247        193,215
                                                      1,510,972      1,504,976

Current assets:
  Cash and temporary cash investments                    10,435          6,942
  Accounts receivable -
    Customer, less reserve                               46,199         37,214
    Other                                                 8,639         10,493
  Production fuel, at average cost                       12,313         12,155
  Materials and supplies, at average cost                25,164         28,354
  Regulatory assets                                      24,914         22,791
  Oil and gas properties held for resale                      0          9,843
  Prepayments and other                                  15,310         24,081
                                                        142,974        151,873

Investments:
  Nuclear decommissioning trust funds                    49,543         47,028
  Investment in foreign entities                         25,787         24,770
  Cash surrender value of life insurance policies        10,180          9,838
  Investment in McLeod, Inc.                              9,200          9,200
  Other                                                   4,289          3,897
                                                         98,999         94,733

Other assets:
  Regulatory assets                                     208,039        207,202
  Deferred charges and other                             25,960         26,807
                                                        233,999        234,009
                                                    $ 1,986,944    $ 1,985,591


                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     March 31,
                                                       1996        December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)       1995
                                                         (in thousands)
Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 29,681,341
    and 29,508,415 shares, respectively             $   396,230    $   391,269
  Retained earnings                                     219,590        221,077
    Total common equity                                 615,820        612,346
  Cumulative preferred stock of IES Utilities Inc.       18,320         18,320
  Long-term debt (excluding current portion)            600,677        601,708
                                                      1,234,817      1,232,374

Current liabilities:
  Short-term borrowings                                  92,000        101,000
  Capital lease obligations                              14,780         15,717
  Maturities and sinking funds                           15,454         15,447
  Accounts payable                                       68,656         80,089
  Dividends payable                                      16,261         16,244
  Accrued interest                                        9,766          8,051
  Accrued taxes                                          69,294         53,983
  Accumulated refueling outage provision                 10,236          7,690
  Adjustment clause balances                              6,535          3,148
  Environmental liabilities                               5,534          5,634
  Other                                                  21,038         21,800
                                                        329,554        328,803

Long-term liabilities:
  Pension and other benefit obligations                  54,066         52,677
  Capital lease obligations                              20,135         21,218
  Environmental liabilities                              43,680         43,087
  Other                                                  12,172         13,039
                                                        130,053        130,021

Deferred credits:
  Accumulated deferred income taxes                     256,066        257,278
  Accumulated deferred investment tax credits            36,454         37,115
                                                        292,520        294,393

Commitments and contingencies (Note 9)

                                                    $ 1,986,944    $ 1,985,591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 For the Three                For the Twelve
                                                 Months Ended                 Months Ended
                                                   March 31                     March 31
                                              1996           1995           1996           1995
                                                  (in thousands, except per share amounts)
Operating revenues:
  Electric                                $  125,368     $  116,577     $  569,262     $  529,987
  Gas                                         90,024         64,982        215,381        160,720
  Other                                       27,805         24,833        103,173         89,889
                                             243,197        206,392        887,816        780,596

Operating expenses:
  Fuel for production                         20,292         19,443         97,105         83,051
  Purchased power                             14,469         16,314         65,029         71,506
  Gas purchased for resale                    67,437         49,289        159,864        116,531
  Other operating expenses                    52,525         48,090        205,822        184,103
  Maintenance                                 10,833         12,163         44,763         53,429
  Depreciation and amortization               27,384         25,538         99,803         90,613
  Taxes other than income taxes               13,262         13,440         48,836         47,009
                                             206,202        184,277        721,222        646,242

Operating income                              36,995         22,115        166,594        134,354

Interest expense and other:
  Interest expense                            12,906         11,969         51,667         46,528
  Allowance for funds used during
    construction                                -690         -1,115         -2,999         -4,148
  Preferred dividend requirements
    of IES Utilities Inc.                        229            229            914            914
  Miscellaneous, net                          -1,677           -360         -4,489         -3,378
                                              10,768         10,723         45,093         39,916

Income before income taxes                    26,227         11,392        121,501         94,438

Income taxes:
  Current                                     14,110         -2,664         51,506         24,677
  Deferred                                    -1,317          7,988          1,138         14,009
  Amortization of investment tax credits        -661           -672         -2,674         -2,663
                                              12,132          4,652         49,970         36,023

Net income                                $   14,095     $    6,740     $   71,531     $   58,415

Average number of common
    shares outstanding                        29,645         28,889         29,391         28,695

Earnings per average
    common share                          $     0.48     $     0.23     $     2.43     $     2.04

Dividends declared per
    common share                          $    0.525     $    0.525     $     2.10     $     2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              For the Three          For the Twelve
                                                              Months Ended            Months Ended
                                                                March 31                March 31
                                                            1996        1995        1996        1995
Cash flows from operating activities:
  Net income                                            $   14,095  $    6,740  $   71,531  $   58,415
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                         27,384      25,538      99,803      90,613
      Amortization of principal under capital
        lease obligations                                    4,624       2,556      17,781      14,375
      Deferred taxes and investment tax credits             -1,978       7,316      -1,536      11,346
      Refueling outage provision                             2,546      -8,528       3,569         871
      Amortization of other assets                           2,913       1,056       9,247       2,740
      Other                                                  1,104         701       1,040        -728
  Other changes in assets and liabilities -
      Accounts receivable                                   -7,131      -2,167     -20,186         983
      Production fuel, materials and supplies                1,351       1,186       3,744      -2,693
      Accounts payable                                      -8,620      -1,653      -4,064      22,744
      Accrued taxes                                         16,293       5,356      20,371       7,190
      Provision for rate refunds                               166       8,000      -7,728      -1,085
      Adjustment clause balances                             3,387       4,235       3,733      -7,071
      Gas in storage                                         7,744       8,191       2,798        -687
      Other                                                    772       6,098      -4,456      17,591
          Net cash flows from operating activities          64,650      64,625     195,647     214,604

Cash flows from financing activities:
      Dividends declared on common stock                   -15,582     -15,183     -61,792     -60,317
      Proceeds from issuance of common stock                 3,726       4,636      14,696      14,271
      Purchase of treasury stock                                 0           0           0      -1,625
      Proceeds from issuance of long-term debt                   0      50,000     102,732      87,165
      Reductions in long-term debt                          -1,074     -60,047     -50,431     -60,237
      Net change in short-term borrowings                   -9,000      -9,000      64,000      28,000
      Principal payments under capital
        lease obligations                                   -4,913      -3,662     -15,714     -16,246
      Sale of utility accounts receivable                        0      10,000      -6,000      10,800
      Other                                                    -69          89      -1,576         139
          Net cash flows from financing activities         -26,912     -23,167      45,915       1,950

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                           -23,333     -27,453    -121,437    -147,581
         Other                                             -15,359      -8,482     -99,663     -58,430
      Oil and gas properties held for resale                 9,843           0           0           0
      Deferred energy efficiency expenditures               -3,667      -3,537     -18,159     -16,295
      Nuclear decommissioning trust funds                   -1,502      -1,383      -6,219      -5,532
      Proceeds from disposition of assets                    1,204       2,891      12,524       9,762
      Other                                                 -1,431      -3,645      -3,015        -681
          Net cash flows from investing activities         -34,245     -41,609    -235,969    -218,757

Net increase (decrease) in cash and
  temporary cash investments                                 3,493        -151       5,593      -2,203

Cash and temporary cash investments
  at beginning of period                                     6,942       4,993       4,842       7,045

Cash and temporary cash investments
  at end of period                                      $   10,435  $    4,842  $   10,435  $    4,842

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                       $   10,544  $    9,806  $   51,615  $   45,367
         Income taxes                                   $    8,471  $    2,734  $   32,215  $   38,843
      Noncash investing and financing activities -
         Capital lease obligations incurred             $    2,604  $    1,116  $    4,405  $   15,217


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 1996


(1)  GENERAL:

     The interim Consolidated Financial Statements have been prepared by IES Industries Inc. (Industries) and its consolidated subsidiaries (collectively the Company), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission
(SEC). Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Industries is an investor-owned holding company whose primary operating company, Utilities, is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The Company's principal markets are located in the state of Iowa. The Company also has various non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1996 presentation.

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

      It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995, as amended on Form 10-K/A. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

     Summary of significant accounting policies
     Leases
     Utility accounts receivable (other than discussed in Note 4)
     Income taxes
     Benefit plans
     Common, preferred and preference stock
     Debt (other than discussed in Note 6)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 8) Jointly-owned electric utility plant
     Segments of business

(2)  PROPOSED MERGER OF INDUSTRIES:

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs and expects them to be effective in the second quarter of 1996. Primarily because of changes in rate design, there will be little or no refund obligation.

     (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until, at least, January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB. The companies did specify that the proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

       Utilities, Wisconsin Power and Light Company (the utility subsidiary of WPLH) and IPC also agreed to freeze their wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the Federal Energy Regulatory Commission (FERC). The Company does not expect the merger-related electric price proposals to have a material adverse effect on its financial position or results of operations.

     (c)  Energy Efficiency Cost Recovery -

      The IUB has current rules that mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. Recovery of the costs will be over a four-year period and began on June 1, 1995. In 1996 or early 1997, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs ($31.6 million as of March 31, 1996).

      The IUB has recently proposed changes to the Iowa statute which would 1) eliminate the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) eliminate the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending, eventually eliminating the regulatory asset which exists under the current rate making mechanism. This legislation has been passed by the Iowa legislature and is awaiting signature by the governor. The Company expects the governor to sign the legislation in the second quarter of 1996.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1996, $58 million was sold under the agreement.

(5)  INVESTMENTS:
     (a)  Foreign Entities -

      At March 31, 1996, the Company had $25.8 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, which could result in additional investments in one of the New Zealand electric distribution entities if certain conditions are met and 3) an investment in an international venture capital fund. The Company accounts for these investments under the cost method.

     (b)  McLeod, Inc. -

     At March 31, 1996, the Company had a $9.2 million equity investment in Class B common stock of McLeod, Inc. and vested options that, if exercised, would represent an additional investment of approximately $2 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics. At March 31, 1996, there is no public market for these securities and, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has carried this investment at cost.

      On April 2, 1996, McLeod filed a registration statement with the SEC for an Initial Public Offering (IPO) of its Class A Common Stock. Assuming a July 1, 1996 offering date, the Company would be the beneficial owner of approximately 9.8 million shares on a fully diluted basis (Class B shares are convertible into Class A shares at any time on a one-for-one basis). The Company is also contemplating making an additional investment in McLeod of up to $10 million of the common stock being offered in the IPO. The Company currently accounts for this investment under the cost method and expects to continue using this method once the subject IPO is completed.

      The Company has entered into an agreement with McLeod which provides that for two years from the date of the IPO, the Company cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. Also, under certain SEC rules, the Company may be subject to certain restrictions with respect to the sale of McLeod shares for a period of time. These contractual and SEC sale restrictions would result in restricted stock under the provisions of SFAS No. 115, until such time as the restrictions lapsed and such shares became qualified for sale within a one year period. Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such value is readily determinable (i.e. publicly traded) and such shares are not considered to be restricted stock. Any such adjustments to reflect the estimated fair value of this investment would be reflected as an increase in the investment carrying value with the offsetting unrealized gain reported as a net of tax amount in other common shareholders equity until realized (i.e. sold by the Company).

(6)  DEBT:
     (a)  Long-Term Debt -

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At March 31, 1996, there were no borrowings outstanding under this facility. Diversified had $123.3 million of commercial paper outstanding at March 31, 1996, with interest rates ranging from 5.37% to 5.88% and maturity dates in the second quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at March 31, 1996, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. Refer to Note 7 for a discussion of an interest rate swap agreement Diversified entered into relating to the credit facility.

     Diversified has entered into an agreement whereby it will guarantee $6 million under a credit facility between McLeod and its bankers. Diversified is paid an annual commitment fee and receives options to purchase additional shares of Class B Common Stock for as long as the guarantee remains outstanding. At March 31, 1996, McLeod had $6 million of borrowings outstanding under its facility. Refer to Note 5(b) for a further discussion of the Company's investment in McLeod.

     (b)  Short-Term Debt -

     At March 31, 1996, the Company had bank lines of credit aggregating $131.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $7.5 million and Whiting Petroleum Company (Whiting) - $1.0 million). Utilities was using $92 million to support commercial paper (weighted average interest rate of 5.27%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1996, there were no borrowings outstanding under this facility.

(7)  INTEREST RATE SWAP AGREEMENT:

      In February 1996, Diversified entered into an interest rate swap agreement in order to fix the interest rate on $100 million of its borrowings under the variable rate credit facility. Under the agreement, Diversified will pay the counterparty interest at a fixed rate of 4.705 percent and the counterparty will pay Diversified interest at a rate based on the one month floating London Interbank Offered Rate (LIBOR). The swap period is for two years with an additional one-year option available to the counterparty and the agreement includes quarterly settlement dates. Amounts to be paid or received under the interest rate swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as adjustments to interest expense. The fair value of this financial instrument is based on the amounts estimated to terminate or settle the agreement. At March 31, 1996, the agreement, if settled on that date, would have required the counterparty to pay the Company approximately $2.0 million. Such value is based on the difference in the fixed and LIBOR interest rates as well as the amount of time remaining in the agreement. The Company has no intention of terminating the agreement at this time.

(8)  CONTINGENCIES:
     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $49.2 million in its Consolidated Balance Sheets at March 31, 1996. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 17 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $23 million to $59 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at March 31, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. The amount of potential recovery, if any, or the regulatory treatment of any such recoveries cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at March 31, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the Duane Arnold Energy Center
(DAEC), averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $2.2 million at March 31, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (b)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also governs SO2 allowances. An allowance is defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of SO2 from its Phase I units. It is anticipated that in the year 2000, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the future. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to repower one of the generating facilities that was contributing to the modeled exceedences which will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

     (c)  FERC Order No. 636 -

      Pursuant to FERC Order No. 636 (Order 636), which transitions the natural gas supply business to a less regulated environment, Utilities has enhanced access to competitively priced gas supply and more flexible transportation services. However, under Order 636, Utilities is required to pay certain transition costs incurred and billed by its pipeline suppliers.

      Utilities began paying the transition costs in 1993 and at March 31, 1996, has recorded a liability of $4.7 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through March 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $5.0 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

      Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.0 million under NML, $9.8 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

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

                      PROPOSED MERGER OF INDUSTRIES

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company:

      The Company's net income increased $7.4 million and $13.1 million during the three and twelve month periods, respectively. Earnings per average common share increased $0.25 and $0.39 for the respective periods. The Company estimates that favorable weather conditions increased earnings per share during the three and twelve month periods ended March 31, 1996, by $0.03 and $0.26, respectively. Milder than normal weather during the prior periods, a gas price increase implemented in October 1995 and electric and gas sales growth also contributed to the increased earnings during both periods. The three month period comparison also benefited from an out-of-period rate reserve recorded at Utilities in the first quarter of 1995. These items were partially offset by increased operating expenses, interest expense, and a higher effective income tax rate during both periods and the impact of lower electric prices during the twelve month period.

      The Company's operating income increased $14.9 million and $32.2 million during the three and twelve month periods, respectively. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues    Electric revenues and Kwh sales (before off-system
sales) for Utilities increased or (decreased) as compared with the prior year as follows:

                                                   Three        Twelve
                                                   Months       Months
                                                     ($ in millions)

Total electric revenues                            $  8.8       $ 39.3
Change in off-system sales revenues                    .6         (0.5)
Electric revenues (excluding off-system sales)     $  8.2       $ 39.8


Electric sales (excluding off-system sales):
    Residential and Rural                             6.0%        11.3%
    General Service                                   4.8          7.5
    Large General Service                             5.5          6.4
Total                                                 5.6          7.0


     Weather had a significant impact on sales during both periods. The largest effect of weather for both periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three and twelve month periods would have increased 3.5% and 4.0%, respectively. Sales during the twelve month period also benefited from the effect of
Utilities' annual true up adjustment to unbilled sales. The growth in general service and large general service sales continues to reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during both periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

     The increase in the electric revenues during the three month period was primarily due to the increased sales (excluding off-system sales), the impact of a reserve for rate refund recorded in the first quarter of 1995 which included $3.5 million for revenues collected during 1994 and the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order. The twelve month increase was primarily due to the increased sales (excluding off-system sales), higher fuel costs collected through the EAC, the recovery of expenditures for energy efficiency programs and the unbilled revenue adjustment. These items were partially offset by a reduction in revenues of approximately $7 million as a result of the IUB price reduction order received in 1995. The increased sales during both periods were attributable to the impacts of the weather as well as sales growth, with the weather the dominant factor during the twelve month period.

      Refer  to  note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas  Revenues    Gas revenues increased or (decreased) for  the  periods
ended March 31, 1996, as compared with the prior periods, as follows:


                                                    Three      Twelve
                                                    Months     Months
                                                      (in millions)

Gas revenues:
    Utilities                                       $ 16.1     $ 26.3
    Industrial Energy Applications, Inc. (IEA)         8.9       28.4
                                                    $ 25.0     $ 54.7


     Utilities' gas sales and transported volumes in therms increased or (decreased) for the periods ended March 31,1996, as compared with the prior periods, as follows:

                         Three Months       Twelve Months

Residential                  17.9%               17.0%
Commercial                   15.4                13.5
Industrial                   (2.6)              (17.7)

Sales to consumers           15.6                11.2

Transported volumes           1.3                11.6

Total                        12.9                11.3



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased 4.5% and 3.0% during the three and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs and expects them to be effective in the second quarter of 1996. Primarily because of changes in rate design, there will be little or no refund obligation.

      Utilities' gas revenues increased during both the three and twelve month periods primarily because of higher gas costs recovered through the PGA, the interim rate increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of colder than normal weather).

      IEA's gas revenues increased during the three month period primarily due to higher unit gas costs, and to a lesser extent, an increase in gas volumes of 19%. The twelve month increase is primarily related to an increase in gas volumes of 71%. The increase in gas volumes for both periods was due to heightened marketing efforts as well as expanding into additional regional markets. IEA, which is based in Cedar Rapids, IA, opened branch offices in Phoenix, Denver, St. Louis and Atlanta in 1995.

Other Revenues Other revenues increased $3.0 million and $13.3 million during the three and twelve month periods, respectively, primarily because of increased revenues at Whiting Petroleum Company (Whiting). Whiting's operations have expanded significantly the last several years as a result of continued acquisitions of oil and gas properties. The twelve month increase was partially offset as the result of the sale of several of Diversified's subsidiaries during 1994 and 1995. The operations of the subsidiaries that were sold were not significant to the results of operations or financial position of the Company. An increase in Utilities' steam revenues, primarily due to new industrial customers, also contributed to the increase for both periods.

Operating Expenses Fuel for production increased $0.8 million and $14.1 million during the three and twelve month periods, respectively. The three month increase was due to increased Kwh generation partially offset by lower fuel costs recovered through the EAC which are included in fuel for production expense. The twelve month increase was due to higher average fuel prices, increased Kwh generation and higher fuel costs recovered through the EAC. Generation at Utilities' generating stations increased during both periods because of the increased sales and the increased availability of the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating plant, which was down during early 1995 for a scheduled refueling outage.

      Purchased power decreased ($1.8) million and ($6.5) million during the three and twelve month periods, respectively. The three month decrease was because of decreased energy purchases, as a result of the increased Kwh generation discussed above, and lower capacity costs. The twelve month decrease was substantially due to a ($5.6) million decrease in capacity costs and, to a lesser extent, lower energy purchases.

      Gas purchased for resale increased $18.1 million and $43.3 million during the three and twelve month periods, respectively, due to higher natural gas costs and the increased gas sales.

      Other operating expenses increased $4.4 million and $21.7 million during the three and twelve month periods, respectively. Increased operating activities at Whiting and IEA, increased labor and benefits costs at Utilities, the amortization of previously deferred energy efficiency expenditures at Utilities (which are currently being recovered through rates), costs associated with a project to review and redesign Utilities' major business processes and costs relating to the Proposed Merger contributed to the increases in both periods. These increases were partially offset by decreased nuclear operating costs and decreased costs resulting from the sale of the Diversified subsidiaries.

      Maintenance expenses decreased ($1.3) million and ($8.7) million during the three and twelve month periods, respectively, primarily due to less required maintenance activities at the DAEC and at Utilities' fossil-fueled generating stations.

     Depreciation and amortization increased during both periods because of increases in utility plant in service and the acquisition of oil and gas operating properties. These increases were partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' recent electric rate case.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase relative to 1995 and (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices.

      Taxes other than income taxes increased $1.8 million during the twelve month period, largely because of increased property taxes at Utilities, caused by increases in assessed property values, and increased payroll taxes.

Interest Expense and Other Interest expense increased $0.9 million and $5.1 million during the three and twelve month periods, respectively, primarily because of an increase in the average amount of short-term debt outstanding. The twelve month increase was also attributed to interest related to Utilities' electric rate refund. Lower average interest rates, attributable to refinancing $100 million of long-term debt at lower rates, the mix of long-term and short-term debt and an interest rate swap agreement, partially offset the increase.

     Income taxes increased $7.5 million and $13.9 million for the three and twelve month periods, respectively. The increases for both periods were due to an increase in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, and 2) the effect of prior period audit adjustments.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pre-tax ratio of times interest earned was 3.37 and 3.05 for the twelve months ended March 31, 1996 and March 31, 1995, respectively. Cash flows from operating activities for the twelve months ended March 31, 1996 and March 31, 1995 were $196 million and $215 million, respectively. The decrease was primarily due to expenditures related to the effect of the 1995 DAEC refueling outage and other changes in working capital.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely rate relief for Utilities. See Notes 3 and 8 of the Notes to Consolidated Financial Statements.

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:


                                        Moody's    Standard & Poor's

     Utilities   - Long-term debt         A2               A
                 - Short-term debt        P1               A1

     Diversified - Short-term debt        P2               A2


      The Company's liquidity and capital resources will be affected by environmental and legislative issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 8 of the Notes to Consolidated Financial Statements, and the National Energy Policy Act of 1992 as discussed in the Other Matters section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company. It is not certain if, and how, the Proposed Merger may affect the Company's debt ratings.

      The IUB has current rules which require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At March 31, 1996, Utilities had approximately $51 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules.

      The IUB has recently proposed changes to the Iowa statute which would 1) eliminate the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) eliminate the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending, eventually eliminating the regulatory asset which exists under the current rate making mechanism. This legislation has been passed by the Iowa legislature and is awaiting signature by the governor. The Company expects the governor to sign the legislation in the second quarter of 1996.

     At March 31, 1996, the Company had a $9.2 million equity investment in Class B common stock of McLeod, Inc. and vested options that, if exercised, would represent an additional investment of approximately $2 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics. At March 31, 1996, there is no public market for these securities and, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has carried this investment at cost.

      On April 2, 1996, McLeod filed a registration statement with the SEC for an Initial Public Offering (IPO) of its Class A Common Stock. Assuming a July 1, 1996 offering date, the Company would be the beneficial owner of approximately 9.8 million shares on a fully diluted basis (Class B shares are convertible into Class A shares at any time on a one-for-one basis). The Company is also contemplating making an additional investment in McLeod of up to $10 million of the common stock being offered in the IPO. The Company currently accounts for this investment under the cost method and expects to continue using this method once the subject IPO is completed.

      The Company has entered into an agreement with McLeod which provides that for two years from the date of the IPO, the Company cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. Also, under certain SEC rules, the Company may be subject to certain restrictions with respect to the sale of McLeod shares for a period of time. These contractual and SEC sale restrictions would result in restricted stock under the provisions of SFAS No. 115, until such time as the restrictions lapsed and such shares became qualified for sale within a one year period. Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such value is readily determinable (i.e. publicly traded) and such shares are not considered to be restricted stock. Any such adjustments to reflect the estimated fair value of this investment would be reflected as an increase in the investment carrying value with the offsetting unrealized gain reported as a net of tax amount in other common shareholders equity until realized (i.e. sold by the Company).

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $245 million for 1996, of which approximately $164 million represents expenditures at Utilities and approximately $81 million represents expenditures at Diversified. Of the $164 million of Utilities' expenditures, 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. The Company had construction and acquisition expenditures of approximately $39 million for the three months ended March 31, 1996, including approximately $23 million of utility expenditures and $16 million of non-utility expenditures.

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

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2000:

                                             (in millions)
         Utilities                              $ 140.3
         Diversified's credit facility            123.3
         Other subsidiaries' debt                  11.3
                                                $ 274.9


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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At March 31, 1996, such restrictions would have allowed Utilities to issue at least $261 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $250 million of remaining authority under the current FERC docket through April 1998, and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to replace one series of First Mortgage Bonds that matures in 1996 with other long-term securities.

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuance of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At March 31, 1996, there were no borrowings outstanding under this facility. Diversified had $123.3 million of commercial paper outstanding at March 31, 1996, with interest rates ranging from 5.37% to 5.88% and maturity dates in the second quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at March 31, 1996, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. Refer to Note 7 of the Notes to Consolidated Financial Statements for a discussion of an interest rate swap agreement Diversified entered into relating to this credit facility.

      Refer to Note 6(a) of the Notes to Consolidated Financial Statements for a discussion of a guarantee associated with debt issued by McLeod, Inc.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At March 31, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at March 31, 1996.

     The Company's capitalization ratios at March 31, were as follows:

                              1996          1995

     Long-term debt            49%           48%
     Preferred stock            1             2
     Common equity             50            50
                              100%          100%


     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At March 31, 1996, Utilities had outstanding short-term borrowings of $95.2 million, including $3.2 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1996, $58 million was sold under the agreement.

     At March 31, 1996, the Company had bank lines of credit aggregating $131.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $7.5 million and Whiting - $1.0 million). Utilities was using $92 million to support commercial paper (weighted average interest rate of 5.27%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1996, there were no borrowings outstanding under this facility.

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for 17 sites and expects to begin the investigation process in 1996 for the two other sites. Utilities estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $23 million to $59 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at March 31, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages or has not started. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. The amount of potential recovery, if any, or the regulatory treatment of any such recoveries cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at March 31, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $20 million, including $4 million in 1996, in order to meet the acid rain requirements of the Act.

      The acid rain program under the Act also governs SO2 allowances. An allowance is defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Currently, Utilities receives a sufficient number of allowances annually to offset its emissions of SO2 from its Phase I units. It is anticipated that in the year 2000, Utilities may have an insufficient number of allowances annually to offset its estimated emissions and may have to purchase additional allowances, or make modifications to the plants or limit operations to reduce emissions. Utilities is reviewing its options to ensure that it will have sufficient allowances to offset its emissions in the future. Utilities believes that the potential cost of ensuring sufficient allowances will not have a material adverse effect on its financial position or results of operations.

      The Act also requires the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport and mercury. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to repower one of the generating facilities that was contributing to the modeled exceedences which will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
March   31,   1996,   Utilities  has  prepaid  costs  of   approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation has been approved by five of the
states  and is still pending with the sixth, and final state.   Approval
by the U.S. Congress will also be required before it is effective. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of low-level waste stored on-site.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $2.2 million at March 31, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

                              OTHER MATTERS

Competition As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e. the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the FERC issued final rules, largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules will take effect 60 days after they are published in the Federal Register. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for other wholesale buyers and sellers of electricity and charging competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; and 3) utilities can recover "stranded costs" by charging large wholesale customers a fee for switching to a new supplier. Utilities filed conforming pro-forma open access transmission tariffs with the FERC on July 24, 1995. The tariffs were accepted by the FERC and became effective October 1, 1995. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. IEA received approval in the same FERC proceeding to market electric power at market based rates. The Company cannot predict the long-term consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any stranded costs resulting therefrom.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of October 1, 1996, for publishing their recommendations for restructuring.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. Utilities believes that it still meets the requirements of SFAS 71.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. The Company is attempting to accomplish some of these tasks through Process Redesign. Process Redesign is an effort undertaken by Utilities to improve service levels, to reduce its cost structure and to become more market-focused and customer-oriented. The major objective is to allow Utilities to better prepare for a competitive, deregulated electric utility industry.

      Process Redesign is examining the major business processes within Utilities, which are: Customer Service Fulfillment, Fossil-Fueled Energy Supply, Nuclear Energy Supply, Non-Electric Fuel Supply Chain, Transmission and Distribution Energy Delivery, and Planning, Budgeting & Performance Management. These areas were examined during Phase I of the effort, which lasted from January 1995 through May 1995. Phase I recommendations were made to change the way work was performed and results were achieved in each of the processes, although the recommendations were not at a very detailed level. Management accepted the recommendations and, in June 1995, initiated Phase II of the project.

      The detailed designs resulting from Phase II were substantially completed in November 1995 and pilot programs began. Implementation of these changes will be substantially completed in 1996, however, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material rather than opening most purchases to a bidding process;
changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective.

Accounting Pronouncements SFAS 121, issued in March 1995 by the FASB and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. The Company adopted this standard on January 1, 1996, and the adoption had no effect on the financial position or results of operations of the Company.

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At March 31, 1996, the only financial derivative outstanding for the Company was the interest rate swap agreement described in Note 7 of the Notes to Consolidated Financial Statements.

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


                      PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that the Company has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around FMGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites.

      Industries, Diversified, IES Energy (a wholly-owned subsidiary of Diversified), MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. Industries and Diversified were dismissed from the suit in a motion for summary judgment. In addition a motion for summary judgment has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. All of the defendants believe that the claims are without merit and are vigorously contesting them. The trial has been continued until December 1996.

      The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section 490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cent per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision was appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. The Iowa Supreme Court assigned the case to the Iowa Court of Appeals. On February 2, 1996, the Iowa Court of Appeals reversed the District Court ruling after determining the District Court erred in discounting the expert testimony. The case has been remanded back to the District Court for consideration of the expert testimony, but with no additional evidence being taken. Oral arguments are expected in June.

      Reference is made to Notes 3 and 8 of the Notes to Consolidated Financial Statements for a discussion of rate matters and environmental matters, respectively, and Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item 2.  Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) In light of the decision by the Board of Directors to reduce its size, Dr. George Daly, Director of IES Industries Inc., resigned effective April 3, 1996.

(b) In light of the decision by the Board of Directors to reduce its size, G. Sharp Lannom, IV, Director of IES Industries Inc., resigned effective April 12, 1996.

(c) Richard A. Gabbianelli, Controller & Chief Accounting Officer of IES Industries Inc., resigned effective May 8, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits -

      *3(a)  Bylaws of Registrant, as amended May 7, 1996.

      *27    Financial Data Schedule.

      *      Exhibits designated by an asterisk are filed herewith.


(b)  Reports on Form 8-K -

          Items Reported    Financial Statements        Date of Report

                5,7                None              February 9, 1996    (1)
                5,7                None              April 3, 1996       (2)
                5,7                None              April 12, 1996      (3)


(1) The Form 8-K report was filed on February 20, 1996 with the earliest event reported occurring on February 9, 1996.

(2) The Form 8-K report was filed on April 8, 1996 with the earliest event reported occurring on April 3, 1996.

(3) The Form 8-K report was filed on April 18, 1996 with the earliest event reported occurring on April 12, 1996.


                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IES INDUSTRIES INC.
                                           (Registrant)




Date:   May  14, 1996         By /s/        Stephen  W. Southwick
                                                 (Signature)
                                            Stephen W. Southwick
                                     Vice President, General Counsel &
                                                  Secretary





                              By /s/             Dennis B. Vass
                                                  (Signature)
                                                 Dennis B. Vass
                                     Treasurer & Principal Financial Officer