Form 10-Q
period 1996-06-30
IES INDUSTRIES INC
filed 1996-08-14
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at July 31, 1996
Common  Stock, no par value                      29,925,030 shares


                           IES INDUSTRIES INC.


                                  INDEX




                                                                     Page No.


Part I.  Financial Information.



Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                         3 - 4

         Consolidated Statements of Income -
           Three, Six and Twelve Months Ended
           June 30, 1996 and 1995                                        5

         Consolidated Statements of Cash Flows -
           Three, Six and Twelve Months Ended
           June 30, 1996 and 1995                                        6

         Notes to Consolidated Financial Statements                    7 - 22

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.               23 - 49



Part II.  Other Information.                                          50 - 53



Signatures.                                                              54

                           PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                             CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                                       1996        December 31,
ASSETS                                              (Unaudited)        1995
                                                          (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                      $ 1,921,426    $ 1,900,157
      Gas                                               167,760        165,825
      Other                                             109,088        106,396
                                                      2,198,274      2,172,378
    Less - Accumulated depreciation                     996,595        950,324
                                                      1,201,679      1,222,054
    Leased nuclear fuel, net of amortization             40,532         36,935
    Construction work in progress                        82,070         52,772
                                                      1,324,281      1,311,761
  Other, net of accumulated depreciation
    and amortization of $62,975,000 and
    $53,026,000, respectively                           203,173        193,215
                                                      1,527,454      1,504,976

Current assets:
  Cash and temporary cash investments                    14,520          6,942
  Accounts receivable -
    Customer, less reserve                               29,619         37,214
    Other                                                 8,788         10,493
  Income tax refunds receivable                           7,084            982
  Production fuel, at average cost                       12,821         12,155
  Materials and supplies, at average cost                23,968         28,354
  Regulatory assets                                      24,772         22,791
  Oil and gas properties held for resale                      0          9,843
  Prepayments and other                                  14,138         23,099
                                                        135,710        151,873

Investments:
  Nuclear decommissioning trust funds                    52,084         47,028
  Investment in foreign entities                         26,845         24,770
  Investment in McLeod, Inc.                             19,200          9,200
  Cash surrender value of life insurance policies        10,521          9,838
  Other                                                   4,251          3,897
                                                        112,901         94,733

Other assets:
  Regulatory assets                                     211,776        207,202
  Deferred charges and other                             26,466         26,807
                                                        238,242        234,009
                                                    $ 2,014,307    $ 1,985,591




                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                      June 30,
                                                        1996       December 31,
CAPITALIZATION AND LIABILITIES                      (Unaudited)        1995
                                                           (in thousands)
Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 29,837,500
    and 29,508,415 shares, respectively             $   399,928    $   391,269
  Retained earnings                                     212,003        221,077
    Total common equity                                 611,931        612,346
  Cumulative preferred stock of
    IES Utilities Inc.                                   18,320         18,320
  Long-term debt (excluding current portion)            604,469        601,708
                                                      1,234,720      1,232,374

Current liabilities:
  Short-term borrowings                                 125,000        101,000
  Capital lease obligations                              13,883         15,717
  Maturities and sinking funds                           23,460         15,447
  Accounts payable                                       67,047         80,089
  Dividends payable                                      16,324         16,244
  Accrued interest                                        9,027          8,051
  Accrued taxes                                          47,698         53,983
  Accumulated refueling outage provision                 12,610          7,690
  Adjustment clause balances                              2,809          3,148
  Environmental liabilities                               5,584          5,634
  Other                                                  23,518         21,800
                                                        346,960        328,803

Long-term liabilities:
  Pension and other benefit obligations                  57,300         52,677
  Capital lease obligations                              26,649         21,218
  Environmental liabilities                              43,400         43,087
  Other                                                  11,175         13,039
                                                        138,524        130,021

Deferred credits:
  Accumulated deferred income taxes                     258,310        257,278
  Accumulated deferred investment tax credits            35,793         37,115
                                                        294,103        294,393

Commitments and contingencies (Note 8)

                                                    $ 2,014,307    $ 1,985,591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                         For the Three             For the Six              For the Twelve
                                                         Months Ended              Months Ended              Months Ended
                                                            June 30                   June 30                   June 30
                                                       1996         1995         1996         1995         1996         1995
                                                                     (in thousands, except per share amounts)
Operating revenues:
  Electric                                       $   137,032  $   133,048  $   262,400  $   249,626  $   573,246  $   539,964
  Gas                                                 42,628       32,010      132,651       96,992      225,999      164,388
  Other                                               30,988       24,389       58,793       49,221      109,773       94,572
                                                     210,648      189,447      453,844      395,839      909,018      798,924

Operating expenses:
  Fuel for production                                 22,728       20,304       43,021       39,746       99,530       87,050
  Purchased power                                     22,000       17,130       36,469       33,444       69,899       71,412
  Gas purchased for resale                            31,814       23,067       99,250       72,356      168,610      119,750
  Other operating expenses                            52,283       45,875      104,808       93,965      212,231      188,714
  Maintenance                                         15,087       11,325       25,920       23,489       48,525       50,504
  Depreciation and amortization                       27,225       24,923       54,608       50,461      102,104       94,083
  Taxes other than income taxes                       12,741       13,367       26,004       26,807       48,211       48,037
                                                     183,878      155,991      390,080      340,268      749,110      659,550

Operating income                                      26,770       33,456       63,764       55,571      159,908      139,374

Interest expense and other:
  Interest expense                                    12,934       13,084       25,839       25,047       51,518       48,204
  Allowance for funds used
    during construction                                 -691         -785       -1,380       -1,900       -2,904       -3,934
  Preferred dividend requirements
    of IES Utilities Inc.                                229          229          457          457          914          914
  Miscellaneous, net                                    -696         -170       -2,373         -523       -5,016       -3,150
                                                      11,776       12,358       22,543       23,081       44,512       42,034

Income before income taxes                            14,994       21,098       41,221       32,490      115,396       97,340

Income taxes:
  Current                                              5,466        5,258       19,576        2,595       51,713       25,079
  Deferred                                             2,133        4,004          817       11,992         -732       14,863
  Amortization of investment tax credits                -661         -672       -1,323       -1,345       -2,663       -2,669
                                                       6,938        8,590       19,070       13,242       48,318       37,273

Net income                                       $     8,056  $    12,508  $    22,151  $    19,248  $    67,078  $    60,067

Average number of common
  shares outstanding                                  29,801       29,128       29,723       29,008       29,560       28,853

Earnings per average
  common share                                   $      0.27  $      0.43  $      0.75  $      0.66  $      2.27  $      2.08

Dividends declared per
  common share                                   $     0.525  $     0.525  $      1.05  $      1.05  $      2.10  $      2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              For the Three             For the Six              For the Twelve
                                                              Months Ended              Months Ended              Months Ended
                                                                 June 30                   June 30                   June 30
                                                            1996         1995         1996         1995         1996         1995
                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                            $   8,056    $  12,508    $  22,151    $  19,248    $  67,078    $  60,067
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                        27,225       24,923       54,608       50,461      102,104       94,083
      Amortization of principal under
        capital lease obligations                           4,626        3,311        9,250        5,867       19,096       13,608
      Deferred taxes and investment tax credits             1,472        3,332         -506       10,647       -3,395       12,194
      Refueling outage provision                            2,373       -4,432        4,920      -12,960       10,374       -6,475
      Amortization of other assets                          2,194        1,587        5,104        2,643        9,853        3,776
      Other                                                   285          121        1,390          898        1,223          672
  Other changes in assets and liabilities -
      Accounts receivable                                   9,431        8,324        2,300        6,157      -19,078          775
      Production fuel, materials and supplies                -396       -2,017          484         -831        5,365       -3,723
      Accounts payable                                     -1,554      -13,600      -10,175      -15,795        8,523       12,099
      Accrued taxes                                       -28,680       -8,194      -12,387       -2,838         -115         -813
      Provision for rate refunds                             -229        2,207          -63       10,207      -10,164       10,207
      Adjustment clause balances                           -3,726       -2,325         -339        1,910        2,332       -2,599
      Gas in storage                                        1,501        1,948        9,245       10,140        2,350        2,566
      Other                                                 3,888       -2,608        4,662        3,080        2,020       13,476
          Net cash flows from operating activities         26,466       25,085       90,644       88,834      197,566      209,913

Cash flows from financing activities:
      Dividends declared on common stock                  -15,643      -15,316      -31,225      -30,499      -62,117      -60,648
      Proceeds from issuance of common stock                3,673        3,355        7,399        8,001       15,014       14,534
      Purchase of treasury stock                             -269            0         -269            0         -269            0
      Net change in IES Diversified Inc. credit
        facility                                           11,965      -10,725       10,970      -20,700       75,415       -6,200
      Proceeds from issuance of other long-term debt            0            4            0       50,004       50,003       60,004
      Reductions in other long-term debt                     -217         -208         -296      -50,280      -50,440      -58,117
      Net change in short-term borrowings                  33,000       59,000       24,000       50,000       38,000       83,700
      Principal payments under capital lease
        obligations                                        -4,624       -2,556       -9,536       -6,218      -17,781      -14,375
      Sale of utility accounts receivable                   7,000       -8,000        7,000        2,000        9,000        3,000
      Other                                                   -22          134          -91          222       -1,669          118
          Net cash flows from financing activities         34,863       25,688        7,952        2,530       55,156       22,016

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                          -34,000      -31,551      -57,333      -59,576     -125,292     -151,855
         Other                                            -18,456       -9,834      -33,815      -17,500     -106,879      -60,792
      Oil and gas properties held for resale                    0            0        9,843            0            0            0
      Deferred energy efficiency expenditures              -5,090       -4,441       -8,757       -7,978      -18,808      -16,964
      Nuclear decommissioning trust funds                  -1,502       -1,383       -3,004       -2,766       -6,338       -5,532
      Proceeds from disposition of assets                     652        3,095        1,856        6,055       10,034       12,254
      Other                                                 1,152       -2,102          192       -5,193         -318       -2,224
          Net cash flows from investing activities        -57,244      -46,216      -91,018      -86,958     -247,601     -225,113

Net increase in cash and temporary
  cash investments                                          4,085        4,557        7,578        4,406        5,121        6,816

Cash and temporary cash investments
  at beginning of period                                   10,435        4,842        6,942        4,993        9,399        2,583

Cash and temporary cash investments
  at end of period                                      $  14,520    $   9,399    $  14,520    $   9,399    $  14,520    $   9,399

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                       $  12,992    $  15,172    $  23,535    $  24,973    $  49,440    $  46,435
         Income taxes                                   $  24,277    $   5,615    $  32,748    $   8,349    $  50,877    $  28,650
      Noncash investing and financing activities -
         Capital lease obligations incurred             $  10,243    $   1,542    $  12,846    $   2,658    $  13,106    $  16,531


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              June 30, 1996


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

     Summary of significant accounting policies
     Leases
     Utility accounts receivable (other than discussed in Note 4)
     Income taxes
     Benefit plans
     Common, preferred and preference stock
     Debt (other than discussed in Notes 6 and 7)
     Estimated fair value of financial instruments
     Commitments and contingencies (other than discussed in Note 8) Jointly-owned electric utility plant
     Segments of business

(2)  POTENTIAL BUSINESS COMBINATIONS:
     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Company common stock will receive
1.01 shares of Interstate Energy common stock for each share of Company common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies mailed the joint proxy statement to their shareholders the week of July 23, 1996. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire the Company in a cash and stock transaction. Under the terms of the offer, the Company would merge with and into MAEC in a transaction in which the Company shareholders would receive up to 40% in cash and the remainder in shares of MAEC common stock. Company shareholders receiving cash would receive $39 for each Company share and shareholders receiving shares would receive 2.346 shares of MAEC stock for each Company share. On August 12, 1996, the closing price for MAEC stock on the NYSE was $15.75 per share. MAEC has stated that, if the Company and MAEC do not promptly reach agreement with respect to a business combination between the two companies, MAEC will solicit proxies against the Proposed Merger for use at the upcoming Company shareholder meeting. The Company cannot currently determine what, if any, impact the unsolicited offer of MAEC may have on the Proposed Merger. The proposal will be given full consideration by the Company's Board of Directors.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there is a refund obligation of approximately $43,000 which will be made in the third quarter of 1996.

      (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB, which was later withdrawn and will be resubmitted at a future date. (The companies intend to include the same proposal in the resubmittal of the filing.) The companies did specify that the proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

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

     (c)  Energy Efficiency Cost Recovery -

      Current IUB rules mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. Recovery of the costs will be over a four-year period and began on June 1, 1995. In October 1996, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs ($31.9 million as of June 30, 1996).

      Iowa statutory changes enacted recently have eliminated both: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending. This will eventually eliminate the regulatory asset which exists under the current rate making mechanism.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1996, $65 million was sold under the agreement.

(5)  INVESTMENTS:
     (a)  Foreign Entities -

      At June 30, 1996, the Company had $26.8 million of investments in foreign entities on its Consolidated Balance Sheet that included: 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company and 3) an investment in an international venture capital fund. The Company accounts for these investments under the cost method. The Company anticipates making additional investments in foreign entities in 1996 as is noted in the Construction and Acquisition Program section of Management's Discussion and Analysis.

     (b)  McLeod, Inc. -

      At June 30, 1996, the Company had a $10.0 million investment in Class A common stock of McLeod, Inc., a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics.

      In June 1996, McLeod completed an Initial Public Offering (IPO) of its Class A common stock. As of June 30, 1996, the Company is the beneficial owner of approximately 10.2 million total shares on a fully diluted basis. Class B shares are convertible at the option of the
Company into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 votes per share. The Company currently accounts for this investment under the cost method.

      The Company has entered into an agreement with McLeod which provides that for two years commencing on June 10, 1996, the Company cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. Also, under certain SEC rules, the Company may be subject to certain restrictions with respect to the sale of McLeod shares for a period of time. These contractual and SEC sale restrictions result in restricted stock under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, the Company currently carries this investment at cost.

      Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares are not considered to be restricted stock. Under the SEC rules, it is possible that the shares will become unrestricted over time rather than all at once. Therefore, adjustments to market value under the provisions of SFAS No. 115 would only be recorded for the portion of shares held that are no longer deemed to be restricted. Any such adjustments to reflect the estimated fair value of this investment would be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders equity until realized (i.e. sold by the Company).

      The closing price of the McLeod Class A common stock on June 30, 1996, on the Nasdaq National Market, was $24.00 per
share. The current market value of the shares the Company beneficially owns (approximately 10.2 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax.

(6)  DEBT:
     (a)  Long-Term Debt -

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At June 30, 1996, there were no borrowings outstanding under this facility. Diversified had $135.2 million of commercial paper outstanding at June 30, 1996, with interest rates ranging from 5.52% to 5.85% and maturity dates in the third quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at June 30, 1996, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. Refer to Note 7 for a discussion of an interest rate swap agreement Diversified entered into relating to the credit facility.

      Diversified had an agreement whereby it would guarantee $6 million under a credit facility between McLeod and its bankers. Diversified was paid an annual commitment fee and received options to purchase additional shares of Class B common stock for as long as the guarantee remained outstanding. This agreement was canceled by McLeod after the completion of their IPO. Refer to Note 5(b) for a further discussion of the Company's investment in McLeod.

     (b)  Short-Term Debt -

      At June 30, 1996, the Company had bank lines of credit aggregating $126.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $2.5 million and Whiting Petroleum Corporation (Whiting) - $1.0 million). Utilities was using $108 million to support commercial paper (weighted average interest rate of 5.40%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1996, there was $17 million outstanding under this facility (weighted average interest rate of 5.57%).

(7)  INTEREST RATE SWAP AGREEMENT:

      In February 1996, Diversified entered into an interest rate swap agreement in order to fix the interest rate on $100 million of its borrowings under the variable rate credit facility. Under the agreement, Diversified will pay the counterparty interest at a fixed rate of 4.705 percent and the counterparty will pay Diversified interest at a rate based on the one month floating London Interbank Offered Rate (LIBOR). The swap period is for two years with an additional one-year option available to the counterparty and the agreement includes quarterly settlement dates. Amounts to be paid or received under the interest rate swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as adjustments to interest expense. The fair value of this financial instrument is based on the amounts estimated to terminate or settle the agreement. At June 30, 1996, the agreement, if settled on that date, would have required the counterparty to pay the Company approximately $2.2 million. Such value is based on the difference in the fixed and LIBOR interest rates as well as the amount of time remaining in the agreement. The Company has no intention of terminating the agreement at this time.

(8)  CONTINGENCIES:
     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately
$49.0 million in its Consolidated Balance Sheets at June 30, 1996.   The
significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $24 million to $57 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at June 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at June 30, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $2.6 million at June 30, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to convert one of its fossil generating facilities to a natural gas-fired cogeneration facility. Such facility was contributing to the modeled exceedences thus the conversion will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

     Utilities began paying the transition costs in 1993 and at June 30, 1996, has recorded a liability of $4.2 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $1.9 million expected to be billed through June 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $4.6 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

                    POTENTIAL BUSINESS COMBINATIONS

     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Company common stock will receive
1.01 shares of Interstate Energy common stock for each share of Company common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies mailed the joint proxy statement to their shareholders the week of July 23, 1996. The companies expect to receive the shareholder approvals in the third quarter of 1996 and regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire the Company in a cash and stock transaction. Under the terms of the offer, the Company would merge with and into MAEC in a transaction in which the Company shareholders would receive up to 40% in cash and the remainder in shares of MAEC common stock. Company shareholders receiving cash would receive $39 for each Company share and shareholders receiving shares would receive 2.346 shares of MAEC stock for each Company share. On August 12, 1996, the closing price for MAEC stock on the NYSE was $15.75 per share. MAEC has stated that, if the Company and MAEC do not promptly reach agreement with respect to a business combination between the two companies, MAEC will solicit proxies against the Proposed Merger for use at the upcoming Company shareholder meeting. The Company cannot currently determine what, if any, impact the unsolicited offer of MAEC may have on the Proposed Merger. The proposal will be given full consideration by the Company's Board of Directors.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company:

      The Company's net income increased or (decreased) ($4.5) million, $2.9 million and $7.0 million during the three, six and twelve month periods, respectively. Earnings per average common share increased or (decreased) ($0.16), $0.09 and $0.19 for the respective periods. The three month period decrease was primarily due to increased operating expenses. The increase in earnings for the six month period was primarily due to increased electric and gas sales, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and a reserve for electric rate refund recorded in the first quarter of 1995 which included $3.5 million relating to revenues collected in 1994. The twelve month increase was primarily due to increased electric and gas sales, the natural gas pricing increase and lower purchased power capacity costs, partially offset by lower electric prices. Increased operating expenses also partially offset the six and twelve month increases in earnings. All three periods benefited from an increase in earnings at the Company's oil and gas subsidiary, Whiting Petroleum Corporation (Whiting), resulting from increases in oil and gas prices and increased volumes sold.

      The Company's operating income increased or (decreased) ($6.7) million, $8.2 million and $20.5 million during the three, six and twelve month periods, respectively. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues   Electric revenues and Kwh sales (before  off-system
sales) for Utilities increased or (decreased) as compared with the prior year as follows:

                                                  Changes vs. Prior Period
                                                Three       Six       Twelve
                                                Months     Months     Months
                                                      ($ in millions)

Total electric revenues                         $  4.0     $ 12.8     $ 33.3
Off-system sales revenues                          3.5        4.1        6.2
Electric revenues (excluding off-system sales)  $  0.5      $ 8.7     $ 27.1


Electric sales (excluding off-system sales):
    Residential and Rural                          1.4%       3.8%       9.7%
    General Service                               (5.3)      (0.2)       4.7
    Large General Service                         (0.1)       2.5        4.1
Total                                             (0.4)       2.6        5.1


     Weather had a significant impact on sales during the six and twelve month periods. The largest effect of weather for the periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three, six and twelve month periods would have increased or (decreased) (0.5%), 1.5% and 1.7%, respectively. The sales comparisons for all three periods were impacted by a true-up adjustment to Utilities' unbilled sales recorded in the second quarter of 1995. The sales increases to the large general service customers (which are not significantly impacted by weather) during the six and twelve month periods reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during these periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers.

      The increase in the electric revenues during all periods was primarily due to increased sales (excluding the impact of the 1995 true-up adjustment to unbilled sales), the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order and higher fuel costs collected through the EAC. The impact of these items was partially offset by the 1995 unbilled revenue adjustment. The twelve month period increase was also partially offset by lower electric prices resulting from the IUB price reduction order received in 1995.

      Refer  to  note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas  Revenues   Gas revenues and sales increased or (decreased) for  the
periods ended June 30, 1996, as compared with the prior periods, as follows:


                                                    Changes vs. Prior Period
                                                  Three       Six      Twelve
                                                  Months     Months    Months
                                                         ($ in millions)

Gas revenues:
    Utilities                                     $  0.6     $ 16.7    $ 28.2
    Industrial Energy Applications, Inc. (IEA)      10.0       19.0      33.4
                                                  $ 10.6     $ 35.7    $ 61.6


Utilities' gas sales:
    Residential                              1.8%          14.0%        16.5%
    Commercial                              (0.3)          11.5         13.4
    Industrial                               18.4           4.9         (9.3)

    Sales to consumers                        3.0          12.4         12.2

    Transported volumes                      (5.2)         (1.8)         5.4

    Total                                    (0.1)          8.9         10.4



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (0.8%), 2.9% and 3.5% during the three, six and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allows Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there is a refund obligation of approximately $43,000 which will be made in the third quarter of 1996.

      Utilities' gas revenues increased during both the six and twelve month periods primarily because of higher gas costs recovered through the PGA, the gas pricing increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of the weather).

      The increase in IEA's gas revenues during all periods was due to higher unit gas costs and an increase in gas volumes sold of 44%, 31% and 57%, respectively. The increase in gas volumes sold for all periods was due to heightened marketing efforts as well as expanding into additional regional markets. IEA, which is based in Cedar Rapids, IA, opened branch offices in Phoenix, Denver, St. Louis and Atlanta in 1995.

Other Revenues Other revenues increased $6.6 million, $9.6 million and $15.2 million during the three, six and twelve month periods, respectively, primarily because of increased revenues at Whiting due to increases in oil and gas prices and increases in volumes sold as a result of continued acquisitions of oil and gas properties during the last several years. These increases were partially offset as the result of the sale or dissolution of several of Diversified's subsidiaries during 1994 and 1995. The operations of such subsidiaries were not significant to the results of operations or financial position of the Company. An increase in Utilities' steam revenues, primarily due to new industrial customers, also contributed to the increase for all periods.

Operating Expenses Fuel for production increased $2.4 million, $3.3 million and $12.5 million during the three, six and twelve month periods, respectively. The three month increase was primarily due to higher fuel costs recovered through the EAC which are included in fuel for production expense. The increases during the six and twelve month periods were substantially related to increased Kwh generation, primarily the result of a refueling outage during early 1995 at Utilities' nuclear generating station, the Duane Arnold Energy Center
(DAEC).

     Purchased power increased or (decreased) $4.9 million, $3.0 million and ($1.5) million during the three, six and twelve month periods, respectively. The three and six month increases were primarily due to increased energy purchases, as a result of the increased electric sales (excluding the 1995 unbilled adjustment), partially offset by lower capacity costs. The twelve month decrease was due to a ($4.2) million decrease in capacity costs, partially offset by higher energy purchases due to the increased sales.

      Gas purchased for resale increased $8.7 million, $26.9 million and $48.9 million during the three, six and twelve month periods, respectively, primarily due to higher natural gas costs and increased gas sales.

      Other operating expenses increased $6.4 million, $10.8 million and $23.5 million during the three, six and twelve month periods, respectively. Increased operating activities at Whiting and IEA, increased labor and benefits costs at Utilities, the amortization of previously deferred energy efficiency expenditures at Utilities (which are currently being recovered through rates) and costs incurred in the Company's efforts to prepare for an increasingly competitive utility industry contributed to the increases in all periods. The costs to prepare for a competitive utility industry included costs associated with items such as 1) a project to review and redesign Utilities' major business processes, 2) the Proposed Merger and 3) an early retirement program. These increases were partially offset by decreased costs resulting from the sale or dissolution of the Diversified subsidiaries and lower former manufactured gas plant (FMGP) clean-up costs at Utilities.

      Maintenance expenses increased or (decreased) $3.8 million, $2.4 million and ($2.0) million during the three, six and twelve month periods, respectively. The three and six month increases are primarily due to increased maintenance activities at Utilities' generating stations. The twelve month decrease was primarily caused by less required maintenance at the DAEC and lower tree trimming costs at Utilities.

      Depreciation and amortization increased during all periods because of increases in utility plant in service and the acquisition of oil and gas operating properties. These increases were partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The annual recovery level was increased to $6.0 million in 1995 from $5.5 million, as a result of Utilities' most recent electric rate case.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: 1) annual provisions for decommissioning could increase and 2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices.

Interest Expense and Other Interest expense increased $0.8 million and $3.3 million during the six and twelve month periods, respectively, primarily because of increases in the average amount of short-term debt outstanding at Utilities and the average amount of borrowings under Diversified's credit facility. Lower average interest rates, primarily attributable to refinancing long-term debt at lower rates and the mix of long-term and short-term debt, partially offset the increases.

      Income taxes increased or (decreased) ($1.7) million, $5.8 million and $11.0 million for the three, six and twelve month periods, respectively. The variances for all periods were due to changes in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, and 2) the effect of prior period audit adjustments.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pre-tax ratio of times interest earned was 3.26 and 3.04 for the twelve months ended June 30, 1996 and June 30, 1995, respectively. Cash flows from operating activities for the twelve months ended June 30, 1996 and June 30, 1995 were $198 million and $210 million, respectively. The decrease was primarily due to the electric rate case refund paid to customers in the fourth quarter of 1995 and other changes in working capital. Cash paid for income taxes increased significantly during all three periods primarily because of the timing of estimated tax payments computed under the annualized income approach.

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

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:



                                       Moody's      Standard & Poor's

     Utilities   - Long-term debt        A2                 A
                 - Short-term debt       P1                 A1

     Diversified - Short-term debt       P2                 A2


      Both Moody's and Standard & Poor's have indicated that Utilities' credit ratings are under review as the result of the unsolicited acquisition proposal the Company received from MidAmerican Energy Co. It is not certain if, and how, such proposal or the Proposed Merger may affect the Company's debt ratings.

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

      Current IUB rules require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At June 30, 1996, Utilities had approximately $55 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

      At June 30, 1996, the Company had a $10.0 million investment in Class A common stock of McLeod, Inc., a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics.

      As a result of contractual and possible SEC sale restrictions, the McLeod shares are restricted stock under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, the Company currently carries this investment at cost.

      The closing price of the McLeod Class A common stock on June 30, 1996, on the Nasdaq National Market, was $24.00 per
share. The current market value of the shares the Company beneficially owns (approximately 10.2 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax. See Note 5(b) of the Notes to Consolidated Financial Statements for a further discussion of the Company's investment in McLeod, Inc.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $245 million for 1996, of which approximately $164 million represents expenditures at Utilities and approximately $81 million represents expenditures at Diversified. Of the $164 million of Utilities' expenditures, 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. The Company had construction and acquisition expenditures of approximately $91 million for the six months ended June 30, 1996, including approximately $57 million of utility expenditures and $34 million of non-utility expenditures.

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

      Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition and business combination opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

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

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2000:

                                          (in millions)
         Utilities                           $ 140.1
         Diversified's credit facility         135.2
         Other subsidiaries' debt               11.2
                                             $ 286.5

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At June 30, 1996, such restrictions would have allowed Utilities to issue at least $266 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $250 million of remaining authority under the current FERC docket through April 1998, and $200 million of remaining authority under the current SEC shelf registration. Utilities expects to initially replace $15 million of First Mortgage Bonds that mature in September 1996 with short-term borrowings pending the issuance of long-term debt.

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At June 30, 1996, there were no borrowings outstanding under this facility. Diversified had $135.2 million of commercial paper outstanding at June 30, 1996, with interest rates ranging from 5.52% to 5.85% and maturity dates in the third quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at June 30, 1996, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. Refer to Note 7 of the Notes to Consolidated Financial Statements for a discussion of an interest rate swap agreement Diversified entered into relating to the credit facility.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At June 30, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at June 30, 1996.

     The Company's capitalization ratios at June 30, were as follows:

                            1996          1995

     Long-term debt          49%           47%
     Preferred stock          1             2
     Common equity           50            51
                            100%          100%

     The 1995 ratios included $50 million of long-term debt due in
less  than  one year because    it was the Company's intention  to
refinance the debt with long-term securities.


     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At June 30, 1996, Utilities had outstanding short-term borrowings of $129.6 million, including $4.6 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1996, $65 million was sold under the agreement.

      At June 30, 1996, the Company had bank lines of credit aggregating $126.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $2.5 million and Whiting - $1.0 million). Utilities was using $108 million to support commercial paper (weighted average interest rate of 5.40%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1996, there was $17 million outstanding under this facility (weighted average interest rate of 5.57%).

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $24 million to $57 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.6 million as current liabilities) at June 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at June 30, 1996. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is planning to convert one of its fossil generating facilities to a natural gas-fired cogeneration facility. Such facility was contributing to the modeled exceedences thus the conversion will have the added inherent benefit of reducing SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential capital cost of up to $4.5 million over the next four years.

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

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At June 30, 1996, Utilities has prepaid costs of approximately $1.1 million to the Compact for the building of such a facility. A Compact disposal facility is anticipated to be in operation in approximately ten years
after  approval of new enabling legislation by the member states.   Such
legislation has been approved by all six states. Approval by the U.S. Congress will also be required before it is effective and is currently expected to be considered in 1997. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the Barnwell, South Carolina disposal facility has reopened for an indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby minimizing the amount of low-level waste stored on-site.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $2.6 million at June 30, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

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

      The  National Energy Policy Act of 1992 addresses several  matters
designed  to  promote  competition  in  the  electric  wholesale   power
generation market. In April 1996, the FERC issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July
9, 1996. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for
other   wholesale  buyers  and  sellers  of  electricity  and   charging
competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; and 3) utilities can recover "stranded costs" by charging large wholesale customers a fee for switching to a
new   supplier.   Utilities  filed  conforming  pro-forma  open   access
transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. These tariffs have not yet been
approved   by   the  FERC.   The  geographic  position   of   Utilities'
transmission system could provide revenue opportunities in the open access environment. IEA received approval in the 1995 FERC proceeding to market electric power at market based rates. The Company cannot predict the long-term consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, IPC and Wisconsin Power and Light Company (the utility subsidiary of WPLH), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies'
power  transmission  grid.   The companies would  retain  ownership  and
control of the facilities, but the ISO, subject to FERC approval, would set rates for access and assume fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995, May 1996 and July 1996. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of the fourth quarter of 1996, for publishing its analysis of various restructuring options and any advisory panel comments on the IUB's options and analysis. The IUB's schedule calls for public information meetings to be held around the state of Iowa during late 1996 and early 1997.

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

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements, the major objective of which is to allow Utilities to better prepare for a competitive, deregulated electric utility industry. In this connection, Utilities has undertaken Process Redesign, an effort to improve service levels, to reduce its cost structure and to become more market-focused and customer-oriented.

      Process Redesign is examining the major business processes within Utilities, which are: Customer Service Fulfillment, Fossil-Fueled Energy Supply, Nuclear Energy Supply, Non-Electric Fuel Supply Chain, Transmission and Distribution Energy Delivery, and Planning, Budgeting & Performance Management. These areas were examined during Phase I of the effort, which lasted from January 1995 through May 1995. Phase I recommendations were designed to make broad-based changes in the way work was performed and results were achieved in each of the processes. Management accepted the recommendations and, in June 1995, initiated Phase II of the project. The detailed designs resulting from Phase II were substantially completed in November 1995 and pilot programs began.

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material rather than opening most purchases to a bidding process;
changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the Process Redesign changes will be partially completed in 1996, but, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

Accounting Pronouncements SFAS 121, issued in March 1995 by the FASB and effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. The Company adopted this standard on January 1, 1996, and the adoption had no effect on the financial position or results of operations of the Company. SFAS 121 does not apply to Whiting's oil and gas properties as such costs are capitalized pursuant to the full cost method of accounting and are evaluated for impairment under rules relating to such accounting method.

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At June 30, 1996, the only material financial derivative outstanding for the Company was the interest rate swap agreement described in Note 7 of the Notes to Consolidated Financial Statements.

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

      Industries, Diversified, IES Energy (a wholly-owned subsidiary of Diversified), MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. Industries and Diversified were dismissed from the suit in a motion for summary judgment. In addition, a motion for summary judgment has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. A separate motion for summary judgment has recently been filed seeking dismissal of the remaining claims against the remaining parties. A hearing on that motion is scheduled for August 30, 1996. All of the defendants believe that the claims are without merit and are vigorously contesting them. The trial has been continued until December 1996.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

John E. Ebright joined the Company as Controller & Chief Accounting Officer, effective July 8, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     2 Agreement and Plan of Merger, dated as of November 10, 1995, as amended, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, WPLH Acquisition Co. and
            Interstate Power Company (Filed as Exhibit 2.1 to the Company's Joint Proxy Statement, dated July 11, 1996).

     3(a) Bylaws of Registrant, as amended May 7, 1996 (Filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended March 31, 1996).

   *27      Financial Data Schedule.


   *  Exhibits designated by an asterisk are filed herewith.


(b)  Reports on Form 8-K -

          Items Reported       Financial Statements          Date of Report

                5,7                   None                 April 3, 1996  (1)
                5,7                   None                 April 12, 1996 (2)
                5,7                   None                 May 22, 1996   (3)



 (1) The Form 8-K report was filed on April 8, 1996 with the earliest event reported occurring on April 3, 1996.

(2) The Form 8-K report was filed on April 18, 1996 with the earliest event reported occurring on April 12, 1996.

(3) The Form 8-K report was filed on May 24, 1996 with the earliest event reported occurring on May 22, 1996.

                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IES INDUSTRIES INC.
                                     (Registrant)




Date:   August 14, 1996          By /s/            Dennis B. Vass
                                                     (Signature)
                                                   Dennis B. Vass
                                       Treasurer & Principal Financial Officer





                                By /s/              John E. Ebright
                                                      (Signature)
                                                    John E. Ebright
                                         Controller & Chief Accounting Officer