Form 10-Q/A
period 1996-06-30
IES INDUSTRIES INC
filed 1996-08-22
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q/A

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

      Pursuant to the Merger Agreement, in the event that the Merger Agreement is terminated under circumstances in which there is an outstanding tender offer for the Company's common stock, or a proposal for a Business
Combination (as defined in the Merger Agreement), and within two and one half years after such termination such a transaction is consummated, the Company would be obligated to pay WPLH and IPC an aggregate fee of $25 million, provided that in the event that WPLH or IPC or both exercises options granted pursuant to the Stock Option Agreements delivered to them in connection with the Merger Agreement and a cash payment is required in connection with such exercise, the aggregate amount payable by the Company under the Merger Agreement and the Stock Option Agreements will not exceed
$40 million.

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

      Pursuant to the Merger Agreement, in the event that the Merger Agreement is terminated under circumstances in which there is an outstanding tender offer for the Company's common stock, or a proposal for a Business
Combination (as defined in the Merger Agreement), and within two and one half years after such termination such a transaction is consummated, the Company would be obligated to pay WPLH and IPC an aggregate fee of $25 million, provided that in the event that WPLH or IPC or both exercises options granted pursuant to the Stock Option Agreements delivered to them in connection with the Merger Agreement and a cash payment is required in connection with such exercise, the aggregate amount payable by the Company under the Merger Agreement and the Stock Option Agreements will not exceed
$40 million.

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



                                 IES INDUSTRIES INC.
                                     (Registrant)




Date:   August 20, 1996          By /s/            Dennis B. Vass
                                                     (Signature)
                                                   Dennis B. Vass
                                       Treasurer & Principal Financial Officer





                                By /s/              John E. Ebright
                                                      (Signature)
                                                    John E. Ebright
                                         Controller & Chief Accounting Officer