Form 10-Q
period 1996-09-30
IES INDUSTRIES INC
filed 1996-11-13
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996

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


           Class                         Outstanding at October 31, 1996
Common  Stock, no par value                     30,043,320 shares


                           IES INDUSTRIES INC.


                                  INDEX


                                                                      Page No.

Part I.  Financial Information.


Item 1.   Consolidated Financial Statements.

          Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995                   3 - 4

          Consolidated Statements of Income -
            Three, Nine and Twelve Months Ended
            September 30, 1996 and 1995                                  5

          Consolidated Statements of Cash Flows -
            Three, Nine and Twelve Months Ended
            September 30, 1996 and 1995                                  6

          Notes to Consolidated Financial Statements                   7 - 22

Item 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition.              23 - 49



Part II.  Other Information.                                          50 - 55



Signatures.                                                              56


                    PART 1. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED BALANCE SHEETS

                                                     September 30,
                                                          1996     December 31,
ASSETS                                                (Unaudited)      1995
                                                            (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                       $ 1,949,085   $ 1,900,157
      Gas                                                171,050       165,825
      Other                                              109,924       106,396
                                                       2,230,059     2,172,378
    Less - Accumulated depreciation                    1,020,070       950,324
                                                       1,209,989     1,222,054
    Leased nuclear fuel, net of amortization              36,525        36,935
    Construction work in progress                         90,191        52,772
                                                       1,336,705     1,311,761
  Other, net of accumulated depreciation
    and amortization of $67,442,000 and
    $53,026,000, respectively                            206,132       193,215
                                                       1,542,837     1,504,976

Current assets:
  Cash and temporary cash investments                      8,366         6,942
  Accounts receivable -
    Customer, less reserve                                20,840        37,214
    Other                                                  8,449        10,493
  Income tax refunds receivable                            1,893           982
  Production fuel, at average cost                        14,224        12,155
  Materials and supplies, at average cost                 22,944        28,354
  Adjustment clause balances                                 750             0
  Regulatory assets                                       24,351        22,791
  Oil and gas properties held for resale                       0         9,843
  Prepayments and other                                   22,145        23,099
                                                         123,962       151,873

Investments:
  Nuclear decommissioning trust funds                     54,870        47,028
  Investment in foreign entities                          29,920        24,770
  Investment in McLeod, Inc.                              19,200         9,200
  Cash surrender value of life insurance policies         10,863         9,838
  Other                                                    4,861         3,897
                                                         119,714        94,733

Other assets:
  Regulatory assets                                      212,753       207,202
  Deferred charges and other                              26,332        26,807
                                                         239,085       234,009
                                                     $ 2,025,598   $ 1,985,591




                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     September 30,
                                                          1996     December 31,
CAPITALIZATION AND LIABILITIES                        (Unaudited)       1995
                                                            (in thousands)
Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding
    29,958,405 and 29,508,415
    shares, respectively                             $   403,712   $   391,269
  Retained earnings                                      217,168       221,077
    Total common equity                                  620,880       612,346
  Cumulative preferred stock of IES Utilities Inc.        18,320        18,320
  Long-term debt (excluding current portion)             661,286       601,708
                                                       1,300,486     1,232,374

Current liabilities:
  Short-term borrowings                                   78,000       101,000
  Capital lease obligations                               13,523        15,717
  Maturities and sinking funds                             8,467        15,447
  Accounts payable                                        65,467        80,089
  Dividends payable                                       16,395        16,244
  Accrued interest                                         8,895         8,051
  Accrued taxes                                           63,671        53,983
  Accumulated refueling outage provision                  14,441         7,690
  Adjustment clause balances                                   0         3,148
  Environmental liabilities                                5,580         5,634
  Other                                                   22,872        21,800
                                                         297,311       328,803

Long-term liabilities:
  Pension and other benefit obligations                   53,832        52,677
  Capital lease obligations                               23,002        21,218
  Environmental liabilities                               43,173        43,087
  Other                                                   11,765        13,039
                                                         131,772       130,021

Deferred credits:
  Accumulated deferred income taxes                      260,898       257,278
  Accumulated deferred investment tax credits             35,131        37,115
                                                         296,029       294,393

Commitments and contingencies (Note 8)

                                                     $ 2,025,598   $ 1,985,591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                         For the Three               For the Nine               For the Twelve
                                                         Months Ended                Months Ended                Months Ended
                                                         September 30                September 30                September 30
                                                      1996          1995          1996          1995          1996          1995
                                                                       (in thousands, except per share amounts)

Operating revenues:
  Electric                                        $ 173,626     $ 183,876     $ 436,027     $ 433,502     $ 562,996     $ 558,219
  Gas                                                28,461        29,794       161,112       126,786       224,666       175,198
  Other                                              31,820        24,797        90,617        74,019       116,792        96,629
                                                    233,907       238,467       687,756       634,307       904,454       830,046

Operating expenses:
  Fuel for production                                29,148        31,945        72,168        71,691        96,733        89,576
  Purchased power                                    18,655        19,954        55,125        53,399        68,600        74,061
  Gas purchased for resale                           20,841        22,913       120,091        95,269       166,538       130,945
  Other operating expenses                           55,554        49,994       160,367       143,958       217,788       192,272
  Maintenance                                        14,091        12,548        40,011        36,037        50,067        50,582
  Depreciation and amortization                      27,417        24,201        82,025        74,662       105,320        96,390
  Taxes other than income taxes                      12,500        13,202        38,503        40,009        47,510        49,836
                                                    178,206       174,757       568,290       515,025       752,556       683,662

Operating income                                     55,701        63,710       119,466       119,282       151,898       146,384

Interest expense and other:
  Interest expense                                   13,666        12,675        39,506        37,710        52,511        49,468
  Allowance for funds used
    during construction                                -761          -762        -2,141        -2,662        -2,904        -3,608
  Preferred dividend requirements
    of IES Utilities Inc.                               229           229           686           686           914           914
  Miscellaneous, net                                  4,883        -1,266         2,510        -1,776         1,132        -3,991
                                                     18,017        10,876        40,561        33,958        51,653        42,783

Income before income taxes                           37,684        52,834        78,905        85,324       100,245       103,601

Income taxes:
  Current                                            14,975        21,640        34,551        24,235        45,048        28,255
  Deferred                                            2,481           741         3,298        12,733         1,008        14,842
  Amortization of investment tax credits               -661          -667        -1,984        -2,012        -2,658        -2,674
                                                     16,795        21,714        35,865        34,956        43,398        40,423

Net income                                        $  20,889     $  31,120     $  43,040     $  50,368     $  56,847     $  63,178

Average number of common
  shares outstanding                                 29,941        29,314        29,796        29,110        29,716        29,023

Earnings per average
  common share                                    $    0.70     $    1.06     $    1.44     $    1.73     $    1.91     $    2.18

Dividends declared per
  common share                                    $   0.525     $   0.525     $   1.575     $   1.575     $    2.10     $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Three         For the Nine          For the Twelve
                                                                Months Ended          Months Ended           Months Ended
                                                                September 30          September 30           September 30
                                                               1996       1995       1996       1995       1996       1995
                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                               $  20,889  $  31,120  $  43,040  $  50,368  $  56,847  $  63,178
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                           27,417     24,201     82,025     74,662    105,320     96,390
      Amortization of principal under capital
        lease obligations                                      4,945      4,934     14,195     10,801     19,108     14,463
      Deferred taxes and investment tax credits                1,820         74      1,314     10,721     -1,650     12,168
      Refueling outage provision                               1,831      3,006      6,751     -9,954      9,199     -6,807
      Amortization of other assets                             2,041      2,107      7,191      4,789      9,845      5,429
      Other                                                     -751         70        542        929        262       -362
  Other changes in assets and liabilities -
      Accounts receivable                                      9,118     -9,714     11,418     -3,557       -246    -12,378
      Production fuel, materials and supplies                   -957        963       -473        132      3,445     -2,362
      Accounts payable                                        -1,840      4,092    -12,078    -11,703      2,527     12,803
      Accrued taxes                                           21,164     31,909      8,777     29,071    -10,860      9,679
      Provision for rate refunds                                 -43      2,759       -106     12,966    -12,966     12,966
      Adjustment clause balances                              -3,559         -7     -3,898      1,903     -1,220        969
      Gas in storage                                          -8,610     -4,737        635      5,403     -1,523      4,457
      Other                                                   -2,744     -4,125      1,980     -1,049      3,431       -585
          Net cash flows from operating activities            70,721     86,652    161,313    175,482    181,519    210,008

Cash flows from financing activities:
      Dividends declared on common stock                     -15,725    -15,404    -46,950    -45,903    -62,438    -61,012
      Proceeds from issuance of common stock                   3,381      3,494     10,780     11,495     14,901     14,402
      Purchase of treasury stock                                   0          0       -269          0       -269          0
      Net change in IES Diversified Inc.
        credit facility                                       -2,954     28,200      8,016      7,500     44,261     23,000
      Proceeds from issuance of other
        long-term debt                                        60,000          0     60,000     50,004    110,003     50,004
      Reductions in other long-term debt                     -15,078        -71    -15,374    -50,351    -65,447    -50,417
      Net change in short-term borrowings                    -47,000    -38,000    -23,000     12,000     29,000     49,000
      Principal payments under capital
        lease obligations                                     -4,626     -3,314    -14,162     -9,529    -19,096    -13,608
      Sale of utility accounts receivable                          0      9,000      7,000     11,000          0     12,000
      Other                                                     -112         95       -203        317     -1,817        369
          Net cash flows from financing activities           -22,114    -16,000    -14,162    -13,467     49,098     23,738

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                             -39,701    -31,519    -97,043    -89,323   -133,483   -146,369
         Other                                               -11,859    -39,046    -45,665    -58,318    -79,683    -84,222
      Oil and gas properties held for resale                       0          0      9,843          0          0          0
      Deferred energy efficiency expenditures                 -3,887     -4,987    -12,643    -12,965    -17,708    -17,611
      Nuclear decommissioning trust funds                     -1,502     -1,832     -4,506     -4,598     -6,008     -5,981
      Proceeds from disposition of assets                      1,984      3,865      3,840      9,920      8,153     15,515
      Other                                                      204     -2,105        447     -7,297      2,051     -3,369
          Net cash flows from investing activities           -54,761    -75,624   -145,727   -162,581   -226,678   -242,037

Net increase (decrease) in cash and temporary
  cash investments                                            -6,154     -4,972      1,424       -566      3,939     -8,291

Cash and temporary cash investments
  at beginning of period                                      14,520      9,399      6,942      4,993      4,427     12,718

Cash and temporary cash investments
  at end of period                                         $   8,366  $   4,427  $   8,366  $   4,427  $   8,366  $   4,427

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                          $  12,899  $   9,860  $  36,435  $  34,821  $  52,480  $  47,418
         Income taxes                                      $   3,568  $   1,239  $  36,316  $   9,588  $  53,206  $  23,736
      Noncash investing and financing activities -
         Capital lease obligations incurred                $     939  $     149  $   13,785 $   2,807  $  13,896  $   5,851


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 1996


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

(2)  POTENTIAL BUSINESS COMBINATIONS:
     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Company common stock will receive
1.14 shares of Interstate Energy common stock for each share of Company common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors and by the shareholders of each company. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive such regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire the Company in a cash and stock transaction. The Company's Board of Directors rejected MAEC's offer and the shareholders of the Company subsequently approved the Proposed Merger, thereby also rejecting MAEC's offer.

(3)  RATE MATTERS:
     (a)  1995 Gas Rate Case -

      On  August 4, 1995, Utilities applied to the Iowa Utilities  Board
(IUB) for an annual increase in gas rates of $8.8 million, or 6.2%. An interim increase of $8.6 million was requested and the IUB, subsequently, approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order approving a settlement agreement entered into by Utilities, the Office of Consumer Advocate and all three industrial intervenor groups, which allowed Utilities a $6.3 million annual increase. Utilities subsequently filed final compliance tariffs which became effective on May 30, 1996. Primarily because of changes in rate design, there was a refund obligation of approximately $43,000 which was made in the third quarter of 1996.

      (b)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in April their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB; the application was later withdrawn and will be resubmitted in either the fourth quarter of 1996 or the first quarter of 1997 and the companies intend to include the same proposal in the resubmittal of the filing. The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

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

     (c)  Energy Efficiency Cost Recovery -

      Current IUB rules mandate Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. These costs are being recovered over a four-year period and the recovery began on June 1, 1995. In December 1996, under provisions of the IUB rules, the Company will file for recovery of the costs relating to its 1994 and 1995 programs.

      Iowa statutory changes enacted in 1996, and applicable to future programs once the legislation is adopted by the IUB, have eliminated both: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets and 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending. This will eventually eliminate the regulatory asset which exists under the current rate making mechanism.

(4)  UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1996, $65 million was sold under the agreement.

(5)  INVESTMENTS:
    (a)  Foreign Entities -

     At September 30, 1996, the Company had $29.9 million of investments in foreign entities on its Consolidated Balance Sheet that included: 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company and 3) an investment in an international venture capital fund. The Company accounts for these investments under the cost method. The Company anticipates making additional investments in foreign entities in 1996 as is noted in the Construction and Acquisition Program section of Management's Discussion and Analysis.

     (b)  McLeod, Inc. -

      At September 30, 1996, the Company had a $10.0 million investment in Class A common stock of McLeod, Inc., a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics.

      In June 1996, McLeod completed an Initial Public Offering (IPO) of its Class A common stock. As of September 30, 1996, the Company is the beneficial owner of approximately 10.2 million total shares on a fully diluted basis. Class B shares are convertible at the option of the
Company into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 votes per share. The Company currently accounts for this investment under the cost method.

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

      The closing price of the McLeod Class A common stock on September 30, 1996, on the Nasdaq National Market, was $33.00 per share. The current market value of the shares the Company beneficially owns (approximately 10.2 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax.

 (6) DEBT:
     (a)  Long-Term Debt -

      In September 1996, Utilities repaid at maturity $15 million of Series J, 6.25% First Mortgage Bonds and, in a separate transaction, issued $60 million of Collateral Trust Bonds, 7.25%, due 2006.

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At September 30, 1996, there were no borrowings outstanding under this facility. Diversified had $132.3 million of commercial paper outstanding at September 30, 1996, with interest rates ranging from 5.52% to 6.00% and maturity dates in the fourth quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at September 30, 1996, that would prevent such borrowings. Accordingly, this debt is
classified  as long-term in the Consolidated Balance Sheets.   Refer  to
Note 7 for a discussion of an interest rate swap agreement Diversified entered into relating to the credit facility.

      Diversified has commenced negotiations seeking to increase the maximum permitted borrowings under the agreement from $150 million to $300 million and to extend the length of the agreement. No assurance can be given that a new agreement can be reached.

     (b)  Short-Term Debt -

      At September 30, 1996, the Company had bank lines of credit aggregating $126.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $2.5 million and Whiting Petroleum Corporation (Whiting) - $1.0 million). Utilities was using $78 million to support commercial paper (weighted average interest rate of 5.47%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1996, there were no borrowings outstanding under this facility.

(7)  INTEREST RATE SWAP AGREEMENT:

      In February 1996, Diversified entered into an interest rate swap agreement in order to fix the interest rate on $100 million of its borrowings under the variable rate credit facility. Under the agreement, Diversified will pay the counterparty interest at a fixed rate of 4.705 percent and the counterparty will pay Diversified interest at a rate based on the one month floating London Interbank Offered Rate (LIBOR). The swap period is for two years with an additional one-year option available to the counterparty and the agreement includes quarterly settlement dates. Amounts to be paid or received under the interest rate swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as adjustments to interest expense. The fair value of this financial instrument is based on the amounts estimated to terminate or settle the agreement. At September 30, 1996, the agreement, if settled on that date, would have required the counterparty to pay the Company approximately $1.8 million. Such value is based on the difference in the fixed and LIBOR interest rates as well as the amount of time remaining in the agreement. The Company has no intention of terminating the agreement at this time.

(8)  CONTINGENCIES:
     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $49 million in its Consolidated Balance Sheets at September 30, 1996. The significant items are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $34 million (including $4.6 million as current liabilities) at September 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at September 30, 1996. Regulatory assets of approximately $34 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the Duane Arnold Energy Center
(DAEC), averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $3.6 million at September 30, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

     (b)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $23.5 million, including $7.4 million in 1996 (of which $4.1 million was expended as of September 30, 1996), in order to meet the acid rain requirements of the Act.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently exploring its options to modify one of its fossil generating facilities to reduce SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential aggregate capital cost of up to $4.5 million over the next four years.

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

      Utilities began paying the transition costs in 1993 and at September 30, 1996, has recorded a liability of $4.2 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $2.0 million expected to be billed through September 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $4.1 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

                       POTENTIAL BUSINESS COMBINATIONS

     (a)  Proposed Merger of Industries -

      Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company
(IPC) have entered into an Agreement and Plan of Merger (Merger Agreement), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy), and Industries will cease to exist. Each holder of Company common stock will receive
1.14 shares of Interstate Energy common stock for each share of Company common stock. The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors and by the shareholders of each company. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive such regulatory approvals by the summer of 1997. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Wisconsin, Illinois and Minnesota.

     (b)  Unsolicited Acquisition Proposal -

      On August 5, 1996, MidAmerican Energy Company (MAEC), an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited offer to acquire the Company in a cash and stock transaction. The Company's Board of Directors rejected MAEC's offer and the shareholders of the Company subsequently approved the Proposed Merger, thereby also rejecting MAEC's offer.

                          RESULTS OF OPERATIONS

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company:

      The Company's net income decreased ($10.2) million, ($7.3) million and ($6.3) million during the three, nine and twelve month periods, respectively. Earnings per average common share decreased ($0.36), ($0.29) and ($0.27) for the respective periods. The decrease in earnings for all three periods was primarily due to cooler weather conditions during the third quarter of 1996 as compared to the third quarter of 1995 and costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC. The weather conditions in the third quarter of 1996 and 1995 were cooler than normal and significantly warmer than normal, respectively. Accordingly, the Company estimates the weather conditions impacted the quarterly earnings by approximately $0.28 per share on a comparative basis. The company estimates that hostile takeover defense costs reduced earnings for the three periods by $0.15 per share. Increased operating expenses and a higher effective income tax rate also adversely impacted earnings for the three periods. These items were partially offset by sales growth in Utilities' service territory, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and increased earnings at the Company's oil and gas subsidiary, Whiting Petroleum Corporation (Whiting).

      The Company's operating income increased or (decreased) ($8.0) million, $0.2 million and $5.5 million during the three, nine and twelve month periods, respectively. The contrasting relationship between the change in operating income and net income was primarily due to the hostile takeover defense costs of $7.5 million which are included in "Miscellaneous, net" in the Consolidated Statements of Income. Reasons for the changes in the results of operations are explained in the following discussion.

Electric  Revenues   Electric revenues and Kwh sales (before  off-system
sales) for Utilities increased or (decreased) as compared with the prior period as follows:

                                                  Changes vs. Prior Period
                                                 Three      Nine      Twelve
                                                 Months    Months     Months
                                                       ($ in millions)

Total electric revenues                         $ (10.3)  $   2.5    $   4.8
Off-system sales revenues                          (2.0)      2.1        3.6
Electric revenues (excluding off-system sales)  $  (8.3)  $   0.4    $   1.2

Electric sales (excluding off-system sales):
  Residential and Rural                           (17.9)%    (4.7)%     (2.8)%
  General Service                                  (7.9)     (2.9)       0.1
  Large General Service                             5.2       3.5        4.4
Total                                              (3.9)      0.2        1.5


     Weather had a significant impact on sales during the three and nine month periods. The largest effect of weather for the periods was on sales to residential and rural customers. Under historically normal weather conditions, total sales (excluding off-system sales) during the three, nine and twelve month periods would have increased 4.9%, 2.7% and 2.9%, respectively. The sales comparisons for the nine and twelve month periods were impacted by a true-up adjustment to Utilities' unbilled sales recorded in the second quarter of 1995. The sales increases to the large general service customers (which are not significantly impacted by weather) during all three periods reflect the underlying strength of the economy as industrial expansions in Utilities' service territory continued during these periods.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

     The decrease in the electric revenues during the three month period was primarily due to the weather-related decrease in sales to consumers as discussed previously, lower fuel costs collected through the EAC and lower off-system sales. The nine and twelve month increases were primarily due to increased sales to consumers, higher off-system sales and the recovery of expenditures for energy efficiency programs pursuant to an Iowa Utilities Board (IUB) order. The impact of the nine and twelve month increases was partially offset by the 1995 unbilled revenue adjustment.

      Refer  to  Note  3(b)  of  the  Notes  to  Consolidated  Financial
Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced.

Gas  Revenues   Gas revenues and sales increased or (decreased) for  the
periods ended September 30, 1996, as compared with the prior periods, as follows:


                                                  Changes vs. Prior Period
                                                 Three      Nine      Twelve
                                                 Months    Months     Months
                                                       ($ in millions)

Gas revenues:
  Utilities                                     $  (2.0)  $  14.6    $  24.1
  Industrial Energy Applications, Inc. (IEA)        0.7      19.7       25.4
                                                $  (1.3)  $  34.3    $  49.5


Utilities' gas sales:
  Residential                                      (8.2)%    11.7%      14.9%
  Commercial                                      (11.2)      8.6       11.7
  Industrial                                       (5.3)      2.2       (5.5)

  Sales to consumers                               (8.6)      9.7       11.4

  Transported volumes                             (15.3)     (6.3)      (3.4)

  Total                                           (12.2)      4.9        7.2



      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (12.1)%, 0.1% and 0.7% during the three, nine and twelve month periods, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

      On August 4, 1995, Utilities applied to the IUB for an annual increase in gas rates of $8.8 million, or 6.2%. The IUB approved an interim increase of $7.1 million annually, effective October 11, 1995, subject to refund. On April 4, 1996, the IUB issued an order which allowed Utilities a $6.3 million annual increase. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for a further discussion of the gas rate case.

      Utilities' gas revenues increased during both the nine and twelve month periods primarily because of higher gas costs recovered through the PGA, the gas pricing increase, recovery of expenditures for the energy efficiency programs and increased sales to ultimate consumers (largely on account of the weather). The three month decrease in Utilities' gas revenues was due to lower gas costs recovered through the PGA partially offset by the gas pricing increase.

      The increases in IEA's gas revenues during all periods were primarily due to higher unit gas costs, although a 9% increase in volumes sold also contributed to the twelve month increase. The three month increase was partially offset by a 35% decrease in gas volumes sold primarily due to a decrease in gas required for generation facilities used during peak electric demand periods, as a direct result of the mild 1996 summer compared to the exceptionally warm 1995 summer.

Other Revenues Other revenues increased $7.0 million, $16.6 million and $20.2 million during the three, nine and twelve month periods, respectively, primarily because of increased revenues at Whiting due to increases in oil and gas prices and increases in gas volumes sold. An increase in Utilities' steam revenues, due to increased volumes sold, also contributed to the increase for all periods.

Operating Expenses Fuel for production increased or (decreased) ($2.8) million, $0.5 million and $7.2 million during the three, nine and twelve month periods, respectively. The three month decrease was primarily due to lower Kwh generation, due to the decreased sales, and lower average fuel costs. The twelve month increase was substantially related to increased Kwh generation, primarily the result of a refueling outage during early 1995 at Utilities' nuclear generating station, the Duane Arnold Energy Center (DAEC). There was no refueling outage during the first nine months of 1996.

      Purchased power increased or (decreased) ($1.3) million, $1.7 million and ($5.5) million during the three, nine and twelve month periods, respectively. The three and twelve month decreases were due to decreased energy purchases with lower capacity costs also contributing to the twelve month decrease. The nine month increase was due to increased energy purchases, partially offset by lower capacity costs.

      Gas purchased for resale increased or (decreased) ($2.1) million, $24.8 million and $35.6 million during the three, nine and twelve month periods, respectively. The three month decrease was primarily due to the timing of the recovery of gas costs through the PGA and decreased gas sales, partially offset by the effects of higher average natural gas prices. The nine and twelve month increases were due to higher average natural gas prices and increased sales, partially offset by the timing of the recovery of gas costs through the PGA.

      Other operating expenses increased $5.6 million, $16.4 million and $25.5 million during the three, nine and twelve month periods, respectively. Contributing to the increase in all periods were increased operating activities at Whiting and IEA, increased labor and benefits costs at Utilities and costs incurred in the Company's efforts to prepare for an increasingly competitive utility industry including, among other items, costs relating to the Proposed Merger and the Company's reengineering effort (Process Redesign). The nine and twelve month increases were also due to the amortization of previously deferred energy efficiency expenditures at Utilities (which are currently being recovered through rates) and were partially offset by lower former manufactured gas plant (FMGP) clean-up costs at Utilities.

      Maintenance expenses increased or (decreased) $1.5 million, $4.0 million and ($0.5) million during the three, nine and twelve month periods, respectively. The three and nine month increases were primarily due to increased maintenance activities at Utilities' fossil-fueled generating stations.

      Depreciation and amortization increased during all periods because of increases in utility plant in service and the depreciation of oil and gas operating properties. The increases for the three and nine month periods were also due to an adjustment recorded in the third quarter of 1995 to implement lower depreciation rates as a result of an IUB rate order. Depreciation and amortization expenses for all periods included a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

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

      Taxes other than income taxes decreased ($0.7) million, ($1.5) million and ($2.3) million during the three, nine and twelve month periods, respectively, primarily because of decreased property taxes at Utilities, resulting from lower assessed property values.

Interest Expense and Other Interest expense increased $1.0 million, $1.8 million and $3.0 million during the three, nine and twelve month periods, respectively, primarily because of increases in the average amount of short-term debt outstanding at Utilities and the average amount of borrowings under Diversified's credit facility. Lower average interest rates, partially attributable to refinancing long-term debt at lower rates and the mix of long-term and short-term debt, and interest related to Utilities' electric rate refund, which was recorded in the prior periods, partially offset these items.

      Miscellaneous, net reflects comparative decreases in income of ($6.1) million, ($4.3) million and ($5.1) million for the three, nine and twelve month periods, respectively. The decreases for all three periods were primarily due to approximately $7.5 million in costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC. The decreases were partially offset by dividends received from the two New Zealand entities in which the company has equity investments and various gains realized on the disposition of assets.

Income Taxes Income taxes increased or (decreased) ($4.9) million, $0.9 million and $3.0 million for the three, nine and twelve month periods, respectively. The variances for all periods were due to changes in pre-tax income and a higher effective tax rate. The higher effective tax rate for each period is due to: 1) the effect of property related temporary differences for which deferred taxes had not been provided, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers, 2) the effect of prior period adjustments, and 3) the incurrence of certain merger-related expenses, which are not tax deductible.

                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pre-tax ratio of times interest earned was 2.93 and 3.11 for the twelve months ended September 30, 1996 and September 30, 1995, respectively. Cash flows from operating activities for the twelve months ended September 30, 1996 and September 30, 1995 were $182 million and $210 million, respectively. The decrease was primarily due to the electric rate case refund paid to customers in the fourth quarter of 1995 and other changes in working capital.

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

      Access to the long-term and short-term capital and credit markets is necessary for obtaining funds externally. The Company's debt ratings are as follows:


                                         Moody's    Standard & Poor's

     Utilities   - Long-term debt          A2               A
                 - Short-term debt         P1              A1

     Diversified - Short-term debt         P2              A2


      Utilities' credit ratings are under review for potential upgrade related to the Proposed Merger.


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

      Current IUB rules require Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues annually for energy efficiency programs. Energy efficiency costs in excess of the amount in the most recent electric and gas rate cases are being recorded as regulatory assets by Utilities. At September 30, 1996, Utilities had approximately $58 million of such costs recorded as regulatory assets. On June 1, 1995, Utilities began recovery of those costs incurred through 1993. See Note 3(c) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

      At September 30, 1996, the Company had a $10.0 million investment in Class A common stock of McLeod, Inc., a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local and long-distance telecommunications services to business customers and other services related to fiber optics.

      As a result of contractual and possible SEC sale restrictions, the McLeod shares are restricted stock under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, the Company currently carries this investment at cost.

      The closing price of the McLeod Class A common stock on September 30, 1996, on the Nasdaq National Market, was $33.00 per share. The current market value of the shares the Company beneficially owns (approximately 10.2 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax. See Note 5(b) of the Notes to Consolidated Financial Statements for a further discussion of the Company's investment in McLeod, Inc.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $245 million for 1996, of which approximately $164 million represents expenditures at Utilities and approximately $81 million represents expenditures at Diversified. Of the $164 million of Utilities' expenditures, 55% represents expenditures for electric, gas and steam transmission and distribution facilities, 19% represents fossil-fueled generation expenditures, 13% represents information technology expenditures and 5% represents nuclear generation expenditures. The remaining 8% represents miscellaneous electric and general expenditures. In addition to the $164 million, Utilities anticipates expenditures of $13 million in connection with mandated energy efficiency programs. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. The Company had construction and acquisition expenditures of approximately $143 million for the nine months ended September 30, 1996, including approximately $97 million of utility expenditures and $46 million of non-utility expenditures.

      The Company's levels of construction and acquisition expenditures are projected to be $225 million in 1997, and approximately $200 - 250 million per year in 1998 - 2000. It is estimated that approximately 80% of Utilities' construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1996-2000. Financing plans for Diversified's construction and acquisition program will vary, depending primarily on the level of energy-related acquisitions.

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

                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2000:

                                           (in millions)
         Utilities                            $ 125.1
         Diversified's credit facility          132.3
         Other subsidiaries' debt                11.2
                                              $ 268.6


      The Company intends to refinance the majority of the debt maturities with long-term securities.


      In September 1996, Utilities repaid at maturity $15 million of Series J, 6.25% First Mortgage Bonds and, in a separate transaction, issued $60 million of Collateral Trust Bonds, 7.25%, due 2006.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At September
30, 1996, such restrictions would have allowed Utilities to issue at least $229 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the Federal Energy Regulatory Commission (FERC) and the SEC to issue up to $250 million of long-term debt, and has $190 million of remaining authority under the current FERC docket through April 1998, and $140 million of remaining authority under the current SEC shelf registration.

      Diversified  has  a  variable rate credit  facility  that  extends through November 9, 1998, with a one-year extension available to Diversified. The facility also serves as a stand-by agreement for Diversified's commercial paper program. The agreement provides for a combined maximum of $150 million of borrowings under the agreement and commercial paper to be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At September 30, 1996, there were no borrowings outstanding under this facility. Diversified had $132.3 million of commercial paper outstanding at September 30, 1996, with interest rates ranging from 5.52% to 6.00% and maturity dates in the fourth quarter of 1996. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at September 30, 1996, that would prevent such borrowings. Accordingly, this debt is
classified  as long-term in the Consolidated Balance Sheets.   Refer  to
Note 7 of the Notes to Consolidated Financial Statements for a discussion of an interest rate swap agreement Diversified entered into relating to the credit facility.

      Diversified has commenced negotiations seeking to increase the maximum permitted borrowings under the agreement from $150 million to $300 million and to extend the length of the agreement. No assurance can be given that a new agreement can be reached.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At September 30, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at September 30, 1996.

      The Company's capitalization ratios at September 30, 1996, were as follows:

            Long-term debt        51%
            Preferred stock        1
            Common equity         48
                                 100%


     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.

                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1996, up to $200 million of short-term notes. Utilities will be making a filing with FERC in the fourth quarter of 1996 to extend such authorization. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At
September 30, 1996, Utilities had outstanding short-term borrowings of $82.2 million, including $4.2 million of notes payable to associated companies.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1996, $65 million was sold under the agreement.

      At September 30, 1996, the Company had bank lines of credit aggregating $126.1 million (Industries - $1.5 million, Utilities - $121.1 million, Diversified - $2.5 million and Whiting - $1.0 million). Utilities was using $78 million to support commercial paper (weighted average interest rate of 5.47%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At September 30, 1996, there were no borrowings outstanding under this facility.

                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of seven sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 19 sites and estimates the range of additional costs to be incurred for investigation and/or remediation of the sites to be approximately $22 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $34 million (including $4.6 million as current liabilities) at September 30, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation and remediation costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known; in addition, Utilities may be required to monitor these sites for a number of years upon completion of remediation, as is the case with several of the sites for which remediation has been completed.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. The amount of aggregate potential recovery, or the regulatory treatment of any such recoveries, cannot be reasonably determined at this time and, accordingly, no estimated amounts have been recorded at September 30, 1996. Regulatory assets of approximately $34 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures of approximately $23.5 million, including $7.4 million in 1996 (of which $4.1 million was expended as of September 30, 1996), in order to meet the acid rain requirements of the Act.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standard (NAAQS) established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. In the event that Utilities' facilities contribute excessive emissions, Utilities would be required to reduce emissions, which would primarily entail capital expenditures for modifications to the facilities. Utilities is currently exploring its options to modify one of its fossil generating facilities to reduce SO2 emissions. Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by installing a new stack at the other generating facility contributing to the modeled exceedences at a potential aggregate capital cost of up to $4.5 million over the next four years.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $10.7 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.8 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for additional spent nuclear fuel storage capability, including expanding on-site storage. In July 1996, the IUB initiated a Notice of Inquiry (NOI) on spent nuclear fuel. One purpose of the NOI was to evaluate whether the current collection of money from Utilities' customers for payment to the NWF should be placed in an escrow account in lieu of being paid to the NWF. Utilities does not support this alternative and cannot predict the outcome of this NOI.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At September 30, 1996, Utilities has prepaid costs of approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation was approved in 1996 by all six states that are members of the Compact. Final approval by the U.S. Congress is now required. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the
Barnwell,  South  Carolina  disposal  facility  has  reopened   for   an
indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and currently intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby
minimizing  the  amount  of  low-level waste stored  on-site.   However,
management of the Barnwell site is in the process of modifying its fee schedule to include more emphasis on total radioactivity content, in addition to volume related fees. Utilities cannot predict the outcome of these changes on its potential future disposal costs at the Barnwell site or if such changes would result in a revision to Utilities' future disposal plans.

     The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of increased public, governmental, industry and media attention. A recent study completed by the National Research Council concluded that the current body of evidence does not support the notion that exposure to these fields may result in adverse health effects. Utilities will continue to monitor the events in this area, including future scientific research.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income. A corresponding environmental liability, $3.6 million at September 30, 1996, has been recognized in the Consolidated Balance Sheets for the cumulative amount expensed.

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

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the FERC issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July 9, 1996. The key provisions of the rules are: 1) utilities must act as "common carriers" of electricity, reserving capacity on their lines for other wholesale buyers and sellers of electricity and charging competitors no more than they pay themselves for use of the lines; 2) utilities must establish electronic bulletin boards to share information about transmission capacity; 3) utilities must separate the energy marketing function from the transmission system operation function, to insure there is not inappropriate information being used by energy marketing; and 4) utilities can recover "stranded costs" applicable to wholesale sales. Utilities filed conforming pro-forma open access transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. These tariffs have not yet been approved by the FERC. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. IEA received approval in the 1995 FERC proceeding to market electric power at market based rates. The Company cannot predict the long-term consequences of these rules on its results of operation or financial condition.

      The final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, IPC and Wisconsin Power and Light Company (the utility subsidiary of WPLH), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assume fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry." A one-day roundtable discussion was held to address all forms of competition in the electric utility industry and to assist the IUB in gathering information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Additional discussions were held in December 1995, May 1996 and July 1996. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB has established a self-imposed deadline of the fourth quarter of 1996, for publishing its analysis of various restructuring options and any advisory panel comments on the IUB's options and analysis. The IUB's schedule calls for public information meetings to be held around the state of Iowa. These meetings began in September 1996 and are scheduled to be completed in the fourth quarter of 1996.

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

      Examples of the Process Redesign changes include, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material and/or services rather than opening most purchases to a bidding process; changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; and improving the method by which service is delivered to customers in all customer classes. The specific recommendations range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Utilities currently intends to implement all of the recommendations of the Process Redesign teams, although the pilot stage or potential effects of the Proposed Merger could prove that some of the recommendations are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the Process Redesign changes will be partially completed in 1996, but, certain results will not be achieved until 1997. In addition, the Company must give consideration to the potential effects of the Proposed Merger as part of the implementation process so that duplication of efforts are avoided.

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

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At September 30, 1996, the only material financial derivative outstanding for the Company was the interest rate swap agreement described in Note 7 of the Notes to Consolidated Financial Statements.

Inflation    Utilities  does  not expect the  effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.


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

      Industries, Diversified, IES Energy (a wholly-owned subsidiary of Diversified), MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. Industries and Diversified were dismissed from the suit in a motion for summary judgment. In addition, a grant of summary judgment has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. A separate motion for summary judgment, which was filed seeking dismissal of the remaining claims against the remaining parties, was overruled on September 20, 1996, and the trial has been continued, but not re-scheduled. All of the defendants are vigorously contesting the claims.

      The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section 490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cent per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision was appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. The Iowa Supreme Court assigned the case to the Iowa Court of Appeals. On February 2, 1996, the Iowa Court of Appeals reversed the District Court ruling after determining the District Court erred in discounting the expert testimony. The case was remanded back to the District Court for consideration of the expert testimony, but with no additional evidence taken. The District Court re-affirmed its original decision on August 28, 1996, and the Corporation has again appealed to the Iowa Supreme Court.

      On August 21, 1996, a class petition was filed in Iowa District Court for Linn County against the Company, its Board of Directors and/or certain executive officers. The petition seeks to force the Company to negotiate a merger with MAEC and rescind the Merger Agreement, as well as seeking appropriate compensatory damages. The Company has not been served with the petition and, accordingly, has not undertaken a full evaluation of its merits.

      On  October  3,  1996,  Lambda Energy  Marketing  Company,  L.  C.
("Lambda") filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleges that Utilities is discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of the Company, in such matters. On October 17, 1996, Utilities filed a
Response which denies the allegations, a Motion for Bifurcation, a Motion of Summary Judgment, a Countercomplaint and a Request for Temporary Relief, alleging, inter alia, that Lambda is unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory.

      On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (collectively the "Defendants", including three former employees of the Company and/or its subsidiaries) alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu alleging, inter alia, tortious interference and commercial disparagement.

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

(a)  The Company held its Annual Meeting of Shareholders on September 5,
     1996.

(b) The following matters were voted upon at the Annual Meeting of Shareholders.

      (i) The election of nominees for Directors who will serve a one-year term or until their respective successors shall be duly elected. The nominees were all elected. The number of votes for, against, abstaining and non-votes for each nominee were as follows:

                               FOR        AGAINST      ABSTAIN      NON-VOTES

C.R.S. Anderson            20,909,243     822,996     2,475,171     5,715,823
J. Wayne Bevis             21,032,951     705,110     2,469,349     5,715,823
Lee Liu                    21,003,660     724,202     2,479,548     5,715,823
Jack R. Newman             21,016,308     720,795     2,470,307     5,715,823
Robert D. Ray              21,017,788     717,852     2,471,770     5,715,823
David Q. Reed              21,049,077     692,104     2,466,229     5,715,823
Henry Royer                21,042,319     697,422     2,467,669     5,715,823
Robert W. Schlutz          21,050,482     690,600     2,466,328     5,715,823
Anthony R. Weiler          21,039,017     701,579     2,466,814     5,715,823




    (ii) A proposal to approve the Agreement and Plan of Merger, dated as of November 10, 1995, as amended, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company. The vote was as follows:

                               FOR         AGAINST      ABSTAIN     NON-VOTES

                           16,248,843     7,032,214     926,105     5,716,071


Item 5.  Other Information.

On  November  6,  1996, Larry D. Root, who retired in  1995,  was  named
President  &  Chief  Operating Officer of the  Company.   Lee  Liu  will
continue to serve as Chairman of the Board & Chief Executive Officer.

On November 6, 1996, James E. Hoffman, was named Executive Vice President of the Company. Mr. Hoffman will also continue to serve as Executive Vice President of IES Utilities.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

    2(a)  Agreement and Plan of Merger, dated as of  November  10,
          1995, as amended, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (Filed as Exhibit 2.1 to the Company's Joint Proxy Statement, dated July 11, 1996).

    2(b)  Amendment  No. 2 to Agreement and Plan  of  Merger,   as
          amended, dated August 16, 1996, by and among IES Industries Inc., WPL Holdings, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company. (Filed as Annex I to the Supplement to Joint Proxy Statement of WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company, dated August 21, 1996).

   *3(a)  Bylaws of Registrant, as amended November 6, 1996.

    4(a)  Sixty-second  Supplemental  Indenture,  dated   as   of
          September 1, 1996, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as
          Exhibit 4(f) to Utilities' Current Report on Form 8-K, dated September 19, 1996 (File No. 0-4117-1)).

    4(b)  Fourth Supplemental Indenture, dated as of September  1,
          1996, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as Exhibit 4(c)(i) to Utilities' Current Report on Form 8-K, dated September 19, 1996 (File No. 0-4117-1)).

  *10(a)  Executive Change of Control Severance  Agreement - CEO

  *10(b)  Executive Change of Control Severance  Agreement - Vice Presidents

  *10(c)  Executive Change of Control Severance  Agreement - Other Officers

  *27     Financial Data Schedule.


    *  Exhibits designated by an asterisk are filed herewith.

 (b) Reports on Form 8-K -

          Items Reported      Financial Statements         Date of Report

              5,7                    None               August 16, 1996   (1)


      (1) The Form 8-K report was filed on August 27, 1996 with the earliest event reported occurring on August 16, 1996.

                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                      (Registrant)




Date:   November 13, 1996        By /s/                Dennis B. Vass
                                                        (Signature)
                                                       Dennis B. Vass
                                       Treasurer & Principal Financial Officer




                                 By /s/            John E. Ebright
                                                     (Signature)
                                                   John E. Ebright
                                        Controller & Chief Accounting Officer