Form 10-K
period 1996-12-31
IES INDUSTRIES INC; IES UTILITIES INC
filed 1997-03-14
CIK 789943, 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

 Commission    Registrant; State of Incorporation; Address;    IRS Employer
File  Number               and Telephone Number             Identification No.

1-9187          IES INDUSTRIES INC. (an Iowa Corporation)      42-1271452
                    IES Tower, Cedar Rapids, Iowa   52401
                    319-398-4411

0-4117-1        IES UTILITIES INC. (an Iowa Corporation)        42-0331370
                    IES Tower, Cedar Rapids, Iowa  52401
                    319-398-4411

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
 Registrant                Title of Each Class            Which Registered

IES Industries Inc.     Common Stock, no par value     New York Stock Exchange

IES Utilities Inc.         7-7/8% Quarterly Debt
                             Capital Securities       New York Stock Exchange
                         (Subordinated Deferrable
                           Interest Debentures)

Securities registered pursuant to Section 12(g) of the Act:

    Registrant                           Title of Class

IES Industries Inc.   None

IES Utilities Inc.    Cumulative Preferred Stock  Par Value $50 per share 4.80%

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90
days. Yes  X   No
         -----      -----
Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock of IES Industries Inc. held by non-affiliates, as of January 31, 1997 was approximately $918,961,374 based upon the Composite Tape closing price as reported in The Wall Street Journal. (For this purpose only, the individuals listed under "Security Ownership of Management" in the Definitive Proxy Statement incorporated herein by reference are considered to be affiliates.)
The aggregate market value of the voting stock of IES Utilities Inc. held by non-affiliates, as of January 31, 1997 was $0.

Indicate the number of shares outstanding of each of the registrants' classes of Common Stock, as of January 31, 1997.

    IES Industries Inc. Common Stock, no par value - 30,162,731 shares IES Utilities Inc. Common Stock, $2.50 par value - 13,370,788 shares

                   DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of this Form 10-K into
      Document                                  Which Document is Incorporated

Definitive proxy statement of IES Industries Inc.
to be filed within 120 days of December 31, 1996                          III

               IES INDUSTRIES INC. and IES UTILITIES INC.
             Form 10-K for the Year Ended December 31, 1996

                            TABLE OF CONTENTS

PART I                                                          Page No.

Item 1.  Business                                                    3
           Proposed Merger of the Company                            6
           Construction and Acquisition Program and Financing        7
           Regulation                                                8
           Employees                                                 9
           Environmental Matters                                     9
           Competition                                              11
           Rate Matters                                             13
           Electric Operations                                      13
           Gas Operations                                           20
Item 2.  Properties                                                 23
Item 3.  Legal Proceedings                                          24
Item 4.  Submission of Matters to a Vote of Security Holders        25


PART II

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters                                      26
Item 6.  Selected Consolidated Financial Data                       27
Item 7.  Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                    30
         Selected Consolidated Quarterly Financial
           Data (unaudited)                                         43
Item 8.  Financial Statements and Supplementary Data
           IES Industries Inc. Consolidated Financial
             Statements                                             44
           IES Industries Inc. Notes to Consolidated Financial
             Statements                                             50
           IES Utilities Inc. Consolidated Financial Statements 73 IES Utilities Inc. Notes to Consolidated Financial
             Statements                                             79
Item 9.  Changes and Disagreements with Accountants on
           Accounting and Financial Disclosure                      84


PART III

Item 10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant                        85
Item 11. Executive Compensation                                     86
Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                           87
Item 13. Certain Relationships and Related Transactions             87


PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                      88
             Schedule II - Valuation and Qualifying
               Accounts and Reserves                                95
             Unaudited Pro Forma Combined Financial
               Information of Interstate Energy Corporation         96
             Signatures                                            105

      This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1996 for each of IES Industries Inc. and
IES  Utilities  Inc.   Information  contained  herein  relating  to   an
individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, IES Utilities Inc. makes no representation as to information relating to IES Industries Inc. or to any other companies affiliated with IES Industries Inc. IES Industries Inc. and its consolidated subsidiaries may collectively be referred to as "the Company".

     From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements.
Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the Company's service territory, federal and state regulatory and government actions, the operating of a nuclear facility and changes in the rate of inflation.



                                 PART I

Item 1.  Business

     IES Industries Inc.

      IES  Industries  Inc. (Industries) is a holding company  which  is
incorporated   under   the   laws  of  Iowa.  Industries'   wholly-owned
subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc.
(Diversified).   Utilities is primarily an electric and natural gas utility company operating in the State of  Iowa and  serving
approximately 336,000 electric and  176,000  natural  gas
retail customers as well as 30 electric resale customers in more than 550 Iowa communities. Diversified is a holding company for non-utility
subsidiaries   which  are  primarily  engaged  in  the   energy-related,
transportation  and  real  estate development  businesses.   Industries'
consolidated assets and earnings are predominantly those of Utilities.

     Utilities

      Utilities is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for industrial and heating purposes, in the State of Iowa.

      Utilities' only wholly-owned subsidiary as of December 31, 1996, was IES Ventures Inc. (Ventures), which is a holding company for unregulated investments. Ventures' wholly-owned subsidiary at December 31, 1996, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa. Ventures also has a 35% equity investment in Aqua Ventures L.C., which is an aquaculture facility formed to raise fish for human consumption.

      Utilities' sales of electricity (in Kwh), excluding off-system sales, increased 1.7%, 5.3% and 4.3%, during the years 1996-1994, respectively. Under historically normal weather conditions, total sales (excluding off-system sales) would have increased 3.5%, 3.6% and 4.8% during 1996-1994, respectively. Total gas delivered by Utilities, including transported volumes, increased or (decreased) 5.9%, 4.8% and (2.7)% during the years 1996-1994, respectively. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased 1.9%, 3.5% and 0.7% during 1996-1994, respectively.

      There  are  seasonal  variations in Utilities'  electric  and  gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1996, 39.8% of Utilities' electric revenues were earned in June through September, reflecting the use of electricity for cooling, and 72.0% of Utilities' gas revenues were earned in the months of January - March, November and December, reflecting the use of gas for heating.

      The approximate percentages of Utilities' revenue and operating income derived from the sale of electricity and gas during the years 1996-1994 are as follows:

                        1996        1995         1994
Revenues:
  Electric               76%         79%          78%
  Gas                    21%         19           20

Operating income:
  Electric               86%         92%          93%
  Gas                    11%          6            6


       The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of regulatory price proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

      For additional information concerning electric and gas operations, see Item 1. "Other Information Relating to Utilities Only", Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" and the "Electric Operations" and "Gas Operations" sections of Item 1.

     Diversified

      Other than Utilities' unregulated investments, the non-utility operations of the Company are organized under Diversified. Diversified is a holding company whose wholly-owned subsidiaries include IES Transportation Inc. (IES Transportation), IES Energy Inc. (IES Energy), IES Investments Inc. (IES Investments) and IES International Inc. (IES International).

       IES Transportation is a holding company whose wholly-owned subsidiaries at December 31, 1996, included the Cedar Rapids and Iowa City Railway Company (CRANDIC) and IES Transfer Services Inc. (Transfer). CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Transfer's operations include transloading and storage services. IES Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River. In addition, IES Transportation has investments in two Iowa railroad companies. IES Transportation's 1996 operating revenues and assets at December 31, 1996 were as follows:

                                      Operating
                                      Revenues         Assets
                                              (in 000s)
     CRANDIC                          $ 17,375        $ 39,162
     Barge                               1,872           8,112
     Transfer                              415             838
     Other (including eliminations)        -               286
                                      $ 19,662        $ 48,398


      IES Energy is a holding company whose wholly-owned subsidiaries at December 31, 1996, included Industrial Energy Applications, Inc. (IEA) and Whiting Petroleum Corporation (Whiting). IEA offers commodities-based and facilities-based energy services for customers, including purchasing energy, standby generation, cogeneration, steam production and propane air systems. Whiting is organized to purchase, develop and produce crude oil and natural gas. IES Energy's 1996 operating revenues and assets at December 31, 1996 were as follows:

                                         Operating
                                         Revenues         Assets
                                                 (in 000s)
     IEA                                 $ 126,932      $  52,204
     Whiting                                65,724        129,227
     Other (including eliminations)         (1,670)        (1,255)
                                         $ 190,986      $ 180,176


      IES Investments is a holding company whose primary wholly-owned subsidiaries at December 31, 1996, included Iowa Land and Building
Company   (Iowa  Land),  IES  Investco  Inc.  (Investco)   and   Village
Lakeshares,  Inc. (Lakeshares).  Iowa Land is organized to  pursue  real
estate   and  economic  development  activities  in  Utilities'  service territory. Investco is a holding company for certain equity investments and currently has no operating revenues. The gains and losses on the sale of such investments are recorded in "Miscellaneous, net" in Industries' Consolidated Statements of Income. Lakeshares is a holding company for resort properties in Iowa.

      IES Investments had a $29.2 million investment in McLeod, Inc. (McLeod), a holding company for various telecommunications businesses,
at  December  31,  1996.   The McLeod investment  is  not  consolidated,
therefore Industries does not include any of McLeod's operating revenues in its consolidated results. IES Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments. IES Investments' 1996 operating revenues and assets, other than the international investments noted below, at December 31, 1996, were as follows:

                                      Operating
                                      Revenues         Assets
                                              (in 000s)
     Iowa Land                        $  1,570        $ 11,969
     Investco                             -              2,941
     Lakeshares                          4,313          11,230
     Real estate ventures                3,863          24,893
     Investment in McLeod                 -             29,200
     Other (including eliminations)       -             13,535
                                      $  9,746        $ 93,768


       IES International is a holding company whose wholly-owned subsidiaries are IES New Zealand Limited (IES New Zealand) and Interstate Energy Corporation Pte Ltd. (IECP). IES New Zealand has equity investments in two New Zealand electric distribution entities. IECP has a 50% equity investment in JIES Heat and Power Ltd., a cogeneration facility in China. None of the investments under IES International are consolidated, therefore IES International has no operating revenues. (IES Investments also has several investments in foreign entities, including a loan to a New Zealand company and an investment in an international venture capital fund. These investments are considered international investments for management purposes and therefore are included in the following schedule.) IES International's assets at December 31, 1996, were as follows:

                                                Assets
                                              (in 000s)
     IES New Zealand                           $ 19,819
     Investment in JIES Heat and Power Ltd.      13,598
     IES Investments' foreign investments        11,665
     Other (including eliminations)                (136)
                                               $ 44,946

      Refer to Note 15 of Industries' Notes to Consolidated Financial Statements for a further discussion of the Company's segments of business.


Other Information Relating to the Company

      PROPOSED  MERGER OF THE COMPANY.  Industries, WPL  Holdings,  Inc.
(WPLH)  and  Interstate  Power  Company  (IPC)   have  entered  into  an
Agreement  and  Plan  of Merger, as amended (Merger  Agreement),   dated
November  10,  1995,  which provides for the combination  of  all  three
companies (Proposed Merger).   The new company will be named Interstate Energy
Corporation (IEC).

      WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, a public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

      The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors and shareholders. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

      On  January  15,  1997,  the Federal Energy Regulatory  Commission
(FERC) issued an order in which it accepted several provisions of the IEC merger application without the need for public hearings. The FERC has set limited issues for hearing, including generation market power in the transmission-constrained Wisconsin Upper Michigan System (WUMS) subregion in Wisconsin. The FERC has also ordered the merger partners to attempt to negotiate a wholesale customer protection mechanism with those intervenors who are not satisfied with the four year rate freeze proposed in the application. If an agreement between the merger partners and the intervenors is not reached, the FERC will decide the issue. A final decision on the merger is expected to be issued by the FERC by the end of the third quarter of 1997.

     Utilities and IPC announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the IEC merger application filed with the Iowa Utilities Board (IUB). The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. Hearings before the IUB are expected to be held in the summer of 1997 with a decision expected by the end of the third quarter of 1997.

      In March of 1996, an application requesting approval of the merger was filed with the Public Service Commission of Wisconsin (PSCW). Hearings are currently scheduled for June 4, 1997, with a decision anticipated in the third quarter of 1997. Legislation was introduced in the Wisconsin State Senate in February 1997 which could delay the PSCW approval of the merger. Industries cannot predict the outcome of such legislation.

      In March of 1996, an application requesting approval of the merger was also submitted to the Illinois Commerce Commission (ICC). The ICC conducted hearings on November 12, 1996 and final briefs were filed on December 23, 1996. A decision is pending.

      On  January  15,  1997, the Minnesota Public Utilities  Commission
(MPUC) announced that it had approved the IEC merger without hearings, subject to a number of technical conditions, which Industries anticipates will not be opposed by the merger partners. Included in these conditions is a four year rate freeze for IEC's electric and gas customers in the state of Minnesota.

      An application to establish IEC as a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act) was submitted to the Securities and Exchange Commission (SEC). The period for comments by interested parties closed on November 5, 1996. A decision on the application is expected at the end of the third quarter of 1997. The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. In addition, the SEC could also require that IEC divest certain non-utility ventures of Industries and WPLH. As part of the application, IEC has requested permission to retain its existing gas utility properties and non-utility ventures.

      An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the U.S. Department of Justice (DOJ). All requirements of this review have been satisfied. If the merger is not consummated before July 7, 1997, the merger partners will be required to submit new information to the DOJ. The merger partners do not believe that any such resubmission would cause a material delay in approval.

      An  application  was filed with the Nuclear Regulatory  Commission
(NRC) to approve the transfer of indirect control over the licenses of Utilities and WP&L for the Duane Arnold Energy Center (DAEC) nuclear facility and Kewaunee Nuclear Power Plant, respectively, to IEC. Both plants are jointly owned with other companies. The application, which was filed on October 1, 1996, is pending.

       See Note 2 of Industries' Notes to Consolidated Financial Statements and Item 14 for further information and the unaudited pro forma financial statements of IEC, respectively.

      CONSTRUCTION AND ACQUISITION PROGRAM AND FINANCING. The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, of which approximately $147 million represents expenditures at Utilities and approximately $78 million represents expenditures at Diversified. Of the $147 million of Utilities' expenditures, 39% represents expenditures for electric transmission and distribution facilities, 21% represents electric generation expenditures, 21% represents information technology expenditures and 5% represents gas expenditures. The remaining 14% represents miscellaneous electric, steam and general expenditures. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures.

     The Company's levels of construction and acquisition expenditures are projected to be $208 million in 1998, $212 million in 1999, $182 million in 2000 and $198 million in 2001. It is estimated that virtually all of Utilities' construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1997 - 2001. Financing plans for Diversified's construction and acquisition program will vary, depending primarily on the level of energy-related acquisitions.

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

     Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2001:

                                                      (in millions)
Utilities                                           $207.2
Diversified's credit facility                        172.1
Other subsidiaries' debt                              11.2
                                                    $390.5

     The Company intends to refinance the majority of the debt maturities with long-term securities.

      For a discussion regarding the Company's assumptions in financing future capital requirements, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

     REGULATION. Because of its ownership of Utilities, Industries is a "holding company" as defined by the 1935 Act. However, Industries claims exemption from regulation under the 1935 Act (except for Section 9(a)2 thereof, which requires that any acquisition of securities of a utility company by Industries be approved by the SEC) on the basis that Industries and Utilities are both organized in the same state and Utilities conducts its business in that state. Congress began examining repeal of PUHCA during 1995 and is expected to continue reviewing this issue. No assurance can be given as to when or if such legislation will be considered or enacted.

     Utilities operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the IUB. The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed.

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

      Utilities is subject to the jurisdiction of the FERC with respect to wholesale electric sales, its accounting practices and the issuance of securities. Revenues derived from Utilities' wholesale and off-system sales amounted to 6.5%, 6.3% and 6.9% of electric revenues for 1996-1994, respectively. Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

      Following consummation of the Proposed Merger, Interstate Energy will be subject to regulation by the PSCW, as WPLH and WP&L are currently. The PSCW regulates, among otherthings, the  type and amount of investments in non-utility  businesses.
The Company does not expect such regulation to have a materially adverse effect upon Interstate Energy following the Proposed Merger.

       See   the   "Environmental  Matters",  "Competition",   "Electric
Operations" and "Gas Operations" sections of Item 1 for a discussion of various other regulatory issues.

      EMPLOYEES. At December 31, 1996, the Company had a total of 2,406 (2,016 at Utilities) regular full-time employees. At December 31, 1996, Utilities had 1,081 employees subject to 6 collective bargaining agreements (776 of these employees were part of one agreement), CRANDIC had 71 employees subject to 4 collective bargaining agreements and Barge had 6 employees subject to 1 collective bargaining agreement. None of Utilities' bargaining agreements expires in 1997.

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

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 Former Manufactured Gas Plant (FMGP) sites. Utilities has recorded environmental liabilities related to the FMGP sites of approximately $36 million (including $4.7 million as current liabilities) at December 31, 1996. Regulatory assets of approximately $36 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 13(f) of Industries' Notes to Consolidated Financial Statements for a further discussion, including a discussion of a lawsuit filed by Utilities seeking recovery of FMGP-related costs from its insurance carriers.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences.

      Pursuant to a routine review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Refer to Note 13(g) of
Industries' Notes to Consolidated Financial Statements for a further discussion of the above mentioned air quality issues.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." Refer to Note 13(f) of Industries' Notes to Consolidated Financial Statements for a further discussion.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for expanding on-site storage. Utilities has been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Utilities is evaluating courses of action to protect the interests of its customers and its rights under the DOE contract. Utilities is also evaluating legislation proposed to the Congress addressing this issue. In July 1996, the IUB initiated a Notice of Inquiry (NOI) on spent nuclear fuel. One purpose of the NOI was to evaluate whether the current collection of money from Utilities' customers for payment to the NWF should be placed in an escrow account in lieu of being paid to the NWF. Utilities believes that the issue of using an escrow account should be decided at the federal level rather than the state level. Utilities cannot predict the outcome of this NOI.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
December   31,  1996,  Utilities  has  prepaid  costs  of  approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation was approved in 1996 by all six states that are members of the Compact. Final approval by the U.S. Congress is now required. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the
Barnwell,  South  Carolina  disposal  facility  has  reopened   for   an
indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and currently intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby
minimizing  the  amount  of  low-level waste stored  on-site.   However,
management of the Barnwell site has modified its fee schedule to emphasize total radioactivity content and weight, instead of the historical volume related fees. Utilities is evaluating the outcome of these changes on its potential future disposal costs at the Barnwell site; such changes could result in a revision to Utilities' future disposal plans.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties. Refer to
Note 13(f) of Industries' Notes to Consolidated Financial Statements for a further discussion.

     Utilities was notified in 1986 that it was designated by the EPA as a PRP (there are 832 in total) for the investigation and cleanup of the Maxey Flats Nuclear Disposal site at Morehead, Kentucky. The EPA notice encouraged all PRPs to undertake voluntary clean up activities at the site. A Steering Committee was organized and Utilities is participating in its activities. The Steering Committee has reached settlement of the issues with the EPA, the State of Kentucky and deminimis parties. Consent Decrees have been finalized and Utilities' share of the cost is estimated at $250,000, which is included in the $53 million of environmental liabilities the Company has recorded at December 31, 1996.

      Refer to Note 13 of Industries' Notes to Consolidated Financial Statements for further discussion of environmental matters.


Other Information Relating to Utilities Only

      COMPETITION. Utilities and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the FERC issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July 9, 1996. Utilities filed conforming pro-forma open access transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. The non-rate provisions of the tariffs were approved on November 13, 1996. FERC has not yet ruled on the rate provisions of the tariffs. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. The Company cannot predict the long-term consequences of these rules on its results ofoperations or financial condition.

      FERC does not have jurisdiction over the retail jurisdiction, and thus the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric
Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB conducted public information meetings around the State of Iowa. A draft report was created by the IUB staff and is expected to be finalized in the first quarter of 1997. The draft report indicated that the IUB is of the opinion that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa. However, they will continue the analysis and debate on restructuring and retail competition in Iowa.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, IPC, WP&L and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assure fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC. Various other proposals for ISO's have been made by other companies and Utilities is monitoring all such proposals. Membership in an ISO could become a condition of merger approval by the various regulatory bodies.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. In addition, the Company would be required to determine any impairment to other assets and write-down such assets to their fair value. Utilities believes that it still meets the requirements of SFAS 71.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements, the major objective of which is to allow Utilities to better prepare for a competitive, deregulated electric utility industry. In this connection, Utilities is in the final stages of a significant process improvement program to improve its service levels, reduce its cost structure and become more market-focused and customer oriented. (The Company's continuous improvement efforts, in general, will be an ongoing effort, however).

      Examples of the process improvement changes being implemented are, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material and/or services rather than opening most purchases to a bidding process; changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; making investments in information technology upgrades; and improving the method by which service is delivered to customers in all customer classes. The specific changes range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Some of the changes are currently in the pilot  stage  thus  the  results  from this  evaluation  period  or  the potential effects of the pending merger could prove that some of the changes are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the changes began in 1996 and will continue into 1997; however, certain results will not be realized until 1997. In addition, the Company must give consideration to the potential effects of the pending merger as part of the implementation process so that duplication of efforts are avoided.

     RATE MATTERS. Refer to Note 3 of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' rate matters, including its electric price freeze proposals.

     ELECTRIC OPERATIONS -

General Utilities' net peak load (60 minutes integrated) of 1,833,203 kilowatts occurred on August 6, 1996, and represented a new energy peak demand record. At the time of the peak load, 75 interruptible customers were interrupted representing approximately 206,000 kilowatts of a possible 382,259 kilowatts available for interruption. Utilities' additional reserve obligation at the time of the peak was 262,980 kilowatts and the net capability of Utilities' generating stations was 1,864,390 kilowatts, with an additional 232,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,096,390 kilowatts.

     Utilities projects an electric sales growth rate of approximately 2 to 3 percent per year over the next five years, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See
Note 13(b) of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' firm contracts for the purchase of capacity.

     Utilities' electric facilities are interconnected with certain Iowa and neighboring utilities. Also, Utilities is a member of the Mid-Continent Area Power Pool (MAPP). This pool is comprised of 18 utilities which are Transmission Owning Members (TOMs) and 58 energy-related companies providing services in the upper midwest region of the United States, and operates pursuant to an agreement which provides for the interchange of electric energy, the sharing of responsibilities for production capacity and reserve and the supply of electric energy.

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

      The Resale Power Group of Iowa (RPGI), consisting of virtually all of Utilities' wholesale customers, has notified Utilities that it will not purchase its power supply from Utilities after December 31, 1998. It is possible that certain RPGI customers will drop out of RPGI in order to remain as Utilities' customers. RPGI will continue to purchase transmission services from Utilities after December 31, 1998. While the Company cannot determine the outcome of this issue at this time, the result will not have a material adverse effect on its financial position or results of operations given 1) Utilities' wholesale sales only accounted for approximately 5% of Utilities' total 1996 electric sales, excluding off-system sales; 2) Utilities currently has to supplement its generating capability with purchased power to meet its sales load; and
3) Utilities' annual electric sales growth rate continues to be strong.

      Upon consummation of the Proposed Merger, Utilities expects to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

      For comments relating to agreements between Utilities and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS) and Neal Unit No. 3, see Item 2. "Properties" and Note 14 of Industries' Notes to Consolidated Financial Statements.

Fuel Supply The following table details the sources of the electricity sold by Utilities during 1996 and expected sources for the following three years:

                         Actual     /------------ Expected ------------/
                          1996        1997          1998          1999

Fossil, primarily coal     42%         63%           64%           63%
Nuclear                    23          26            23            23
Purchases                  35          11            13            14
                          100%        100%          100%          100%


      The 1996 fossil percentage was lower than anticipated because of several maintenance outages at the various fossil-fueled generating
facilities.   Utilities expects its off-system sales in 1997-1999 to be
significantly lower than they were in 1996 as the result of the implementation of FERC Order 888. This results in a significant reduction in the purchases figures in 1997-1999. Utilities is currently on an eighteen-month cycle for nuclear refueling outages and the above percentages assume outages will occur during both 1998 and 1999. There was also a refueling outage in 1996.

      Utilities' primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by Utilities for the years 1996-1994 is presented below:

                                              1996      1995       1994

Average cost of fuel:

  Nuclear, per million Btu's                 $ .73     $ .76      $ .67
  Coal, per million Btu's                      .95       .97        .97
  Average for all fuels, per million Btu's     .94       .95        .89


      The decrease in the average cost of coal during 1996 was primarily due to a decline in Wyoming coal prices and burning more lower priced Wyoming coal and less higher priced Illinois Basin coal. The increase in the average cost of nuclear fuel during 1995 was the result of compounded interest charges on uranium acquired during the mid-1980's. Utilities used the last of this uranium during the 1996 refueling
outage.   Utilities has entered into a contract to meet its  nuclear fuel needs beyond 1996 and the average cost of such fuel is expected to be significantly lower than the prior periods.

      The following table summarizes Utilities' minimum coal contract commitments at December 31, 1996:

                         Average
                          Annual                            Maximum estimated base price
                         Quantity    Termination   Sulfur    per ton of coal delivered
                        (000s Tons)      Date      Content     1997     1998    1999
Cordero Mining Co.
  (OGS) (1)                 774        12/31/01      0.6%    $ 18.86  $ 19.40  $ 19.99

Koch Carbon Inc.
  (Sutherland)              100        12/31/99      6.2%    $ 19.77  $ 20.07  $ 20.37

Powder River Coal Co.
  (OGS or BGS) (2)        1,200        12/31/97      0.4%    $ 13.19  $  N/A   $  N/A

Caballo Coal Co.
  (Sutherland)              450        12/31/97      0.5%    $ 12.66  $  N/A   $  N/A

Caballo Rojo / Ft. Union
  (BGS) (3)                 714        12/31/97      0.3%    $ 14.83  $  N/A   $  N/A

Caballo Rojo / Ft. Union
  (Prairie Creek) (3)       986        12/31/97      0.3%    $ 16.43  $  N/A   $  N/A

Franklin Coal Sales Co.
  (OGS)                     225         9/30/97      0.5%    $ 12.68  $  N/A   $  N/A


    (1) Cost under the contract is comprised of base contract prices plus specifically contracted periodic adjustments for increases in certain specific costs of producing the coal. The effect of such adjustments to the base contract prices of future coal cannot currently be predicted with any certainty.

    (2) The contract covers 1,200,000 annual tons delivered to either the OGS or the Burlington Generating Station (BGS). Utilities anticipates that 100% of the total 1997 contract tons will be delivered to OGS. The price listed in the table is for OGS, with the BGS price being $16.04 per ton.

     (3)  The contract covers 1,700,000 annual tons to be delivered to  either  the Prairie Creek Generating Station (PC)  or  the
          BGS,  from either Caballo Rojo or Ft. Union.  The price listed in  the  table  for BGS is for Ft. Union coal  and  the  price
          listed  in  the  table for PC is for Caballo Rojo  coal.   Utilities
          anticipates that 100% of PC's shipments will be Caballo Rojo coal, with BGS shipments being 35% from Caballo
          Rojo and the remaining 65% from Ft. Union. The price for Caballo Rojo coal to BGS is $15.39 per ton.

      During 1996, Utilities purchased a total of 3,518,000 tons of coal for its generating plants. At December 31, 1996, Utilities had a weighted average of approximately 60 days' usage of coal inventory at its principal generating stations based upon the 1997 expected usage.

      Utilities estimates that its existing coal fired generating units will require approximately 12,837,000 tons of coal to operate during the period 1997-1999. The average annual quantities listed in the preceding table represent Utilities' minimum commitments. Many of the contracts contain provisions allowing Utilities to purchase additional tons of coal. Utilities estimates that it has the capability to purchase almost 50% of its 1997-1999 coal requirements under these contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. Utilities believes that an ample supply of coal is available in the spot market to meet its needs.

      Some of Utilities' contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through to the respective utility; such costs billed to Utilities are recoverable through its Energy Adjustment Clauses (EAC). See Note 1(k) of Industries' Notes to Consolidated Financial Statements for discussion of the EAC.

     A contract for enrichment services and enriched uranium product was signed with the United States Enrichment Corporation (USEC) in 1995, which will reduce Utilities' enrichment and uranium costs. This contract will be effective through 2001 and may extend beyond 2001 if certain conditions occur. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. Utilities believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements. See Note 13(f) of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

      Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues.

Nuclear As an owner and the operator of a nuclear generating unit at the DAEC, Utilities is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. Utilities' current NRC license for DAEC expires in 2014.

      The operation and design of nuclear power plants is under constant review by the NRC. Utilities has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. Utilities' anticipated nuclear-related construction expenditures for 1997-2001 are approximately $33 million.

     The DAEC received the highest ratings in its history in the NRC's last Systematic Assessment of Licensee Performance (SALP) report by earning the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance. The SALP evaluation process is being reviewed along with an overall rebaselining of regulatory strategy and initiatives by the NRC. The results of this NRC effort appear to include an overall reduction in SALP scores across the nuclear industry. The effect on the DAEC will be clearer after the current evaluation period closes in the second quarter of 1997.

      Utilities conducted an inspection during the 1996 refueling outage of the DAEC reactor core internals. No cracks were identified and no related repairs were required. Utilities continues its efforts to monitor and maintain the reactor core internals.

     The large number of design documents, drawings, specifications, license documents, analyses, evaluations, reports, procedures, instructions and other documents related to nuclear plant design and operation present a particular challenge to Utilities to make sure all affected plant documents are updated when changes are made to a nuclear plant's design or operating practice. The NRC is currently applying new, and more exacting, interpretations to existing regulations that result in increased expectations relating to the level of detail and the scope of the information to be documented. Utilities has made significant efforts through its configuration management and design basis programs, and expects to continue such efforts in the future, to meet the NRC's expectations.

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

      As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. Utilities is a participant in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

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

      Utilities currently carries primary property insurance coverage on the DAEC facility of $500 million with Nuclear Mutual Limited (NML).
Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, Utilities obtained excess property insurance through NEIL, providing an additional $1.4 billion of coverage after losses exceed $500 million. These policies bring the total property coverage to $1.9 billion.

      For information concerning the potential assessment of retroactive premiums relating to the above described public liability, replacement power and excess property insurance coverages, refer to Note 13(e) of Industries' Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, Utilities elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1996.

     In the unlikely event of catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

      Refer to Item 1. "Environmental Matters" for a discussion of nuclear waste disposal issues and Note 1(g) of Industries' Notes to
Consolidated Financial Statements for a discussion of the decommissioning of the DAEC.


                                            ELECTRIC OPERATING COMPARISON
                                           1996        1995         1994         1993         1992         1986
Operating revenues (000's):
  Residential and rural                $   212,799 $   216,270  $   199,587  $   203,870  $   176,811  $   160,267
  General service                           98,196      97,496       97,454       99,221       87,202       75,649
  Large general service                    213,223     199,840      191,601      184,657      140,496      127,034
  Street lighting                            8,778       8,810        8,521        8,404        7,241        7,194
    Total from ultimate consumers          532,996     522,416      497,163      496,152      411,750      370,144
  Sales for resale                          17,894      17,554       19,195       20,254       18,602       14,963
  Off-system                                19,490      17,802       18,077       29,400       28,304       34,397
  Other                                      3,893       2,699        2,892        4,715        4,343        2,091
                                       $   574,273 $   560,471  $   537,327  $   550,521  $   462,999  $   421,595


Energy sales (000's Kwh):
  Residential and rural                  2,633,704   2,680,340    2,484,089    2,518,580    2,146,079    2,122,204
  General service                        1,231,115   1,242,373    1,170,923    1,166,072    1,061,444      914,665
  Large general service                  5,500,606   5,283,694    4,990,890    4,581,590    3,320,439    2,629,046
  Street lighting                           73,381      77,388       77,952       78,004       75,957       78,754
    Total to ultimate consumers          9,438,806   9,283,795    8,723,854    8,344,246    6,603,919    5,744,669
  Sales for resale                         514,398     499,719      567,721      561,276      528,752      411,043
    Sales of electricity to customers    9,953,204   9,783,514    9,291,575    8,905,522    7,132,671    6,155,712
  Off-system                             1,231,298   1,086,121    1,137,219    2,068,015    2,275,616    2,349,985
                                        11,184,502  10,869,635   10,428,794   10,973,537    9,408,287    8,505,697


Sources of electric energy (000's Kwh):
  Generation:
    Fossil, primarily coal               4,972,736   5,775,002    5,522,966    5,356,930    4,317,154    3,983,607
    Nuclear  (1)                         2,753,542   2,610,979    2,875,867    2,264,507    2,402,501    2,095,334
    Hydro                                    7,081       7,690        8,205        7,201        7,579        5,595
                                         7,733,359   8,393,671    8,407,038    7,628,638    6,727,234    6,084,536
    Purchases                            4,176,700   3,012,934    2,646,673    3,949,296    3,322,182    2,930,845
                                        11,910,059  11,406,605   11,053,711   11,577,934   10,049,416    9,015,381


Net capability at time of peak load (Kw):
    Generating capability                1,864,390   1,873,300    1,741,100    1,733,700    1,718,600    1,626,600
    Purchase capability                    232,000     207,100      280,000      248,000      207,000      100,000
                                         2,096,390   2,080,400    2,021,100    1,981,700    1,925,600    1,726,600

    Net peak load (Kw) (2)               1,833,203   1,824,100    1,779,627    1,716,380    1,425,441    1,380,391


Cooling degree days as
     percentage of normal                      89%        128%          99%          89%          72%         106%


Number of customers at year-end            336,048     333,489      330,405      327,265      325,172      299,506


Revenue per Kwh (excluding
  off-system) in cents                        5.57        5.55         5.59         5.85         6.09         6.29


(1) Represents IES Utilities' 70% undivided interest in the
    Duane Arnold Energy Center, which is operated by IES Utilities Inc.
(2) 60 minutes integrated.

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

     Utilities began paying the transition costs in 1993 and at December 31, 1996, has recorded a liability of $4.2 million for those transition costs that have been incurred, but not yet billed, by the pipelines to date, including $2.1 million expected to be billed through 1997. Utilities is currently recovering the transition costs from its customers through its Purchased Gas Adjustment Clauses as such costs are billed by the pipelines. Transition costs, in addition to the recorded liability, that may ultimately be charged to Utilities could approximate $3.8 million. The ultimate level of costs to be billed to Utilities depends on the pipelines' future filings with the FERC and other future events, including the market price of natural gas. However, Utilities believes any transition costs that the FERC would allow the pipelines to collect from Utilities would be recovered from its customers, based upon regulatory treatment of these costs currently and similar past costs by the IUB. Accordingly, regulatory assets, in amounts corresponding to the recorded liabilities, have been recorded to reflect the anticipated recovery.

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

      Utilities' portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                      Firm           Firm
                                 Transportation     Storage       No-Notice

     Northern:
       Volume (Dekatherm/day)        142,996        48,218         10,000
       Expiration date              10/31/97       10/31/97       10/31/97

     Natural:
       Volume (Dekatherm/day)        28,605         34,014          996
       Expiration date             11/30/2000      11/30/98       11/30/98

     ANR:
       Volume (Dekatherm/day)        60,737         19,180         5,000
       Expiration date             10/31/2003     10/31/2003     10/31/2003


      In addition to firm storage with pipelines, Utilities also contracts for firm storage from Llano, Inc. This contract calls for peak day deliveries of 18,667 Dekatherm(Dth)/day and expires May 31, 1997.

      Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For the calendar year 1996,
Utilities' maximum daily load occurred on February 2, 1996 with total system flow of approximately 290,987 dekatherms, including transported volumes, and a total contract availability of approximately 276,352 dekatherms.

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

     Contracts assigned to Utilities from Northern have maximum delivery requirements of 13,631 Dth, and minimum take requirements of 2,726 Dth. Additional firm gas supply agreements were independently negotiated by Utilities with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:


                                   Maximum           Minimum
                                Daily Quantity    Daily Quantity
                                   (Dth/day)         (Dth/day)

                 Northern           57,569            28,358
                 Natural            26,575            18,575
                 ANR                41,000            25,500


     These gas supply contracts have expiration dates ranging from a few months to almost seven years.
Rates charged by Utilities' suppliers are subject to regulation by the FERC. Utilities' tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale. See Note 1(k) of Industries' Notes to Consolidated Financial
Statements for discussion of the PGA.




                                               GAS OPERATING COMPARISON

                                            1996        1995        1994        1993        1992        1986

Operating revenues (000's):
    IES Utilities Inc.:
       Residential                         $  97,708   $  84,562   $  82,795   $  90,462   $  78,685   $  79,176
       Commercial                             46,966      40,390      40,912      45,528      39,780      42,608
       Industrial                             12,256       8,790      12,515      15,593      18,649      39,485
                                             156,930     133,742     136,222     151,583     137,114     161,269
       Other                                   3,934       3,550       2,811       2,735       2,341         881
           Total revenues                    160,864     137,292     139,033     154,318     139,455     162,150
    Industrial Energy Applications, Inc.     113,115      53,047      26,536      27,605      27,627           0
                                           $ 273,979   $ 190,339   $ 165,569   $ 181,923   $ 167,082   $ 162,150


Energy sales (000's dekatherms):
   IES Utilities Inc.:
      Residential                             17,680      16,302      15,766      16,971      15,098      15,825
      Commercial                              10,323       9,534       9,298      10,133       8,479       9,707
      Industrial                               3,796       3,098       4,010       4,618       6,175      11,722
                                              31,799      28,934      29,074      31,722      29,752      37,254
      Industrial - transported volumes *      10,341      10,871       8,901       7,284       7,283       1,031
          Total volumes delivered             42,140      39,805      37,975      39,006      37,035      38,285
   Industrial Energy Applications, Inc. *     43,055      31,916      14,443      12,493      14,830           0
                                              85,195      71,721      52,418      51,499      51,865      38,285

   *IEA energy sales that are also
    included as transported volumes
    of IES Utilities Inc.                      4,383       4,232       3,134       2,883       2,955           0

Operating statistics for
IES Utilities Inc.:
    Cost per dekatherm of gas
        purchased for resale               $    3.29   $    3.13   $    3.31   $    3.49   $    3.36   $    3.62

    Peak daily sendout in dekatherms         290,987     269,545     288,352     268,419     254,989     282,956


Heating degree days as
     percentage of normal                       109%        101%         96%        103%         93%         94%


Number of customers at year-end              176,238     174,470     172,829     170,719     167,813     164,670


Revenue per dekatherm sold
  for IES Utilities Inc.
  (excluding transported volumes)          $    4.94   $    4.62   $    4.69   $    4.78   $    4.61   $    4.33

Item 2.  Properties

     Industries has no significant properties other than common stock of affiliates, temporary cash investments and cash surrender value of corporate life insurance policies.

      Utilities' principal electric generating stations at December 31, 1996, are as follows:

            Name and Location                     Major Fuel    Minimum Net Kilowatts Accredited
                of Station                           Type            Generating Capability
Duane Arnold Energy Center, Palo, Iowa               Nuclear                       364,000 (1)

Ottumwa Generating Station, Ottumwa, Iowa            Coal         343,440 (2)
Prairie Creek Station, Cedar Rapids, Iowa            Coal         205,500
Sutherland Station, Marshalltown, Iowa               Coal         143,000
Sixth Street Station, Cedar Rapids, Iowa             Coal          65,000
Burlington Generating Station, Burlington, Iowa      Coal         211,800
George Neal Unit 3, Sioux City, Iowa                 Coal         144,200 (3)
  Total Coal                                                                     1,112,940

Peaking Turbines, Marshalltown, Iowa                 Oil          162,500
Centerville Combustion Turbines, Centerville, Iowa   Oil           48,600
Diesel Stations, all in Iowa                         Oil           12,200
  Total Oil                                                                        223,300

Grinnell Station, Grinnell, Iowa                     Gas           45,300
Agency Street Combustion Turbines,
  West Burlington, Iowa                              Gas           57,700
Burlington Combustion Turbines, Burlington, Iowa     Gas           63,100 (4)
Red Cedar Combustion Turbine, Cedar Rapids, Iowa    Gas           18,800 (5)
    Total Gas                                                                      184,900

Total generating capability                                                      1,885,140


     (1) Represents Utilities' 70% ownership interest in this 520,000 Kw generating station. The plant is operated by Utilities.

     (2) Represents Utilities' 48% ownership interest in this 715,500 Kw generating station. The plant is operated by Utilities.

     (3) Represents Utilities' 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

     (4)  Burlington  Combustion Turbine Unit 3 became operational  June
          28, 1996.

     (5)  Red Cedar Cogeneration Station became operational December 13,
          1996.

      At December 31, 1996, the transmission lines of Utilities, operating from 34,000 to 345,000 volts, approximated 4,436 circuit miles (substantially all located in Iowa). Utilities owned 108 transmission substations (all located in Iowa) with a total installed capacity of 8,647 MVa and 468 distribution substations (all located in Iowa) with a total installed capacity of 2,626 MVa.

     Subsidiaries other than Utilities also own property which primarily represents investments in transportation, energy-related, telecommunications and real estate properties.

      The Company's principal properties are suitable for their intended
use.   Utilities'  principal properties are held  subject  to  liens  of indentures relating to its bonds.


Item 3.  Legal Proceedings

     On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around FMGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with two carriers and an agreement in principle has been reached with three other carriers thus far. Any amounts received from insurance carriers will be deferred pending a determination of the regulatory treatment of such recoveries.

      Industries, Diversified, IES Energy, MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County
District  Court  in Cedar Rapids, Iowa, by Allen C.  Wiley.   Mr.  Wiley
claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's
suit  answered  the  complaint  and denied  liability.   Industries  and
Diversified  were  dismissed  from the suit  in  a  motion  for  summary
judgment.   In  addition, a grant of summary judgment  has  reduced  Mr.
Wiley's  claims  against the remaining parties to  breach  of  fiduciary
duty.   A  separate motion for summary judgment, which was filed seeking dismissal of the remaining claims against the remaining parties, was overruled on September 20, 1996, and the trial has been set for May 1998. All of the defendants are vigorously contesting the claims.

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

     On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleges that Utilities is discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda is unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. The IUB has set the matter for hearing on March 17, 1997. A decision is expected in the second quarter of 1997.

      On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (collectively the "Defendants", including three former employees of the Company and/or its subsidiaries) alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial
disparagement.   The  Defendants  therewith  also  filed  a  Third-Party
Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of Industries and Utilities, alleging, inter alia, tortious interference and commercial disparagement.

      Reference is made to Notes 3 and 13 of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and the Company's environmental matters, respectively. Also see Item 1. "Business - Environmental Matters" and Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters."


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                 PART II

Item   5.    Market  for  the  Registrant's  Common  Stock  and  Related
             Stockholder Matters


IES Industries Inc.

          (a)   Price  Range of Industries' Common Stock  and  Dividends
                Declared

      Industries' Common Stock is listed on the New York Stock  Exchange
(NYSE) under the symbol "IES." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of Industries' Common Stock as reported on the NYSE Composite Tape based on published financial sources, and the dividends declared per share on Industries' Common Stock.

Industries' Common stock
                          High Sale      Low Sale      Dividend (i)
1996
     First Quarter        $  29 5/8     $  26 1/2      $   .525
     Second Quarter          30 1/8        25 1/2          .525
     Third Quarter           34 3/4        29              .525
     Fourth Quarter          31 1/2        29              .525
     Year                 $  34 3/4     $  25 1/2      $  2.10

1995
     First Quarter        $  27 5/8     $  24 5/8      $   .525
     Second Quarter          26 3/8        20 3/8          .525
     Third Quarter           26 3/4        21 3/8          .525
     Fourth Quarter          28 1/2        25 7/8          .525
     Year                 $  28 1/2     $  20 3/8      $  2.10

      The closing price of Industries' common stock on December 31, 1996 was $29 7/8.

    (i) Industries has paid regular quarterly dividends on its common stock since April 1, 1950. Although Industries' practice has been to pay dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

     (b)  Approximate Number of Equity Security Holders of Industries

                                          Approximate Number of Record
               Title of Class           Holders (as of December 31, 1996)

          Common Stock, no par value                27,468


     (c)  Restriction on Payment of Dividends by Industries

      Under provisions of the Merger Agreement, Industries' annual dividend payment cannot exceed $2.10 per share, the current annual payment level, pending the Proposed Merger.

      See Item 1, "Proposed Merger of the Company" for a further discussion of Industries' pending merger.

IES Utilities Inc.

    (a)   Price  Range  of Utilities' Common Stock  and  Dividends
          Declared

      All outstanding common stock of Utilities is held by its parent (Industries), and is not traded.

     (b)  Approximate Number of Equity Security Holders of Utilities

      All outstanding common stock of Utilities is held by its parent (Industries).

     (c)  Restriction on Payment of Dividends by Utilities

      Utilities has the right under the terms of the Subordinated Deferrable Interest Debentures, so long as an Event of Default has not occurred and is not continuing, to extend the interest payment period at any time and from time to time on the Subordinated Deferrable Interest Debentures to a period not exceeding 20 consecutive quarters. If Utilities exercises its right to extend the interest payment period, Utilities may not, during any such extended interest payment period, declare or pay dividends on, or redeem, purchase or acquire, or make any liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect to the foregoing. Utilities does not intend to exercise its right to extend the interest payment period.


Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of transactions that affect the comparability of the years 1996-1994.

      The 1996 results were affected by costs incurred relating to the successful defense of the hostile takeover attempt mounted by
MidAmerican Energy Company. The 1995 results were affected by the impact of the IUB price reduction order in Utilities' last electric rate case and significantly warmer than normal weather. The 1993 results were affected by the acquisition of the Iowa service territory from Union Electric Company on December 31, 1992.

      The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition contained elsewhere in this report.


                IES INDUSTRIES INC. SELECTED CONSOLIDATED FINANCIAL DATA

                                                     1996          1995         1994         1993         1992
Income statement data (000's):
    Operating revenues                         $   973,912   $   851,010  $   785,864  $   801,266  $   678,296
    Operating income                               164,308       151,712      147,933      151,269      109,024
    Net income                                      60,907        64,176       66,818       67,938       48,711

Common stock data (per share
except percentages):
    Earnings                                   $      2.04   $      2.20  $      2.34  $      2.45  $      1.92
    Dividends declared                                2.10          2.10         2.10         2.10         2.10
    Return on average common equity                   9.9%         10.7%        11.5%        12.4%        10.3%
    Market price at year-end                   $     29.88   $     26.50  $     25.25  $     31.25  $     29.50
    Book value at year-end                           20.84         20.75        20.56        20.21        18.89
    Ratio of market price to book value
       at year-end                                    143%          128%         123%         155%         156%

Capitalization:
    Common equity                                      47%           49%          50%          51%          48%
    Preferred and preference stock                       1             2            2            2            2
    Long-term debt                                      52            49           48           47           50
                                                      100%          100%         100%         100%         100%


Other selected financial data:
    Total assets (000's)                       $ 2,125,562   $ 1,985,591  $ 1,849,093  $ 1,699,819  $ 1,594,382
    Non-utility assets (000's) (1)                 352,824       282,433      206,411      153,853      153,491
    Long-term obligations, net (000's)             744,298       654,090      623,359      574,488      551,335
    Construction and acquisition
       expenditures (000's)                        238,378       218,099      206,548      169,017      192,520 (2)
    Times interest earned before
       income taxes                                   2.99          3.12         3.38         3.38         2.63

Selected financial data for
IES Utilities Inc.:
    Utility plant in service (000's)           $ 2,310,161   $ 2,172,378  $ 2,042,179  $ 1,932,558  $ 1,852,733
    Accumulated depreciation of
       utility plant in service (000's)          1,030,390       950,324      880,888      813,312      759,754
    Construction and acquisition
       expenditures (000's) (3)                    143,648       129,444      148,103      113,212      171,013 (2)
    Times interest earned before
       income taxes                                   3.44          3.26         3.39         3.64         2.67
    Electric Kwh sales
       (excluding off-system) (000's)            9,953,204     9,783,514    9,291,575    8,905,522    7,132,671
    Gas Dth sales (including
       transported volumes) (000's)                 42,140        39,805       37,975       39,006       37,035


(1)  Includes non-utility assets of IES Utilities Inc.
(2) Includes $61 million for the acquisition of the Iowa service territory from Union Electric Company.
(3) Includes acquisitions from affiliated companies and Utilities' non-utility expenditures.


                IES UTILITIES INC. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  Year Ended December 31
                                                 1996         1995         1994         1993         1992
                                                                    ($ in thousands)

Operating revenues                          $   754,979  $   709,826  $   685,366  $   713,750  $   610,262

Operating income                                153,725      142,265      135,591      143,329      100,361

Net income                                       63,729       59,278       61,210       67,970       45,291

Net income available for common stock            62,815       58,364       60,296       67,056       43,562

Cash dividends declared on common stock          44,000       43,000       52,000       31,300       24,721

Total assets                                  1,778,610    1,708,635    1,645,368    1,546,978    1,440,891

Long-term obligations                           560,199      517,538      530,275      531,979      490,251

Times interest earned before income taxes          3.44         3.26         3.39         3.64         2.67

Capitalization ratios:
   Common equity                                     50%          51%          50%          50%          48%
   Preferred and preference stock                     2            2            2            2            2
   Long-term debt                                    48           47           48           48           50
                                                    100%         100%         100%         100%         100%


Item 7.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      IES Industries Inc.'s  Consolidated Financial Statements include
the accounts of  IES Industries   Inc.   (Industries)  and  its   consolidated
subsidiaries (collectively the Company). Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). The information presented in this management's discussion and analysis addresses the financial statements of Industries and Utilities as presented in this joint filing. Information related to Utilities also relates to Industries' Consolidated Financial Statements.
Information related to Diversified does not pertain to the discussion of the financial condition and results of operations of Utilities. The references to various Notes to Consolidated Financial Statements are all to Industries' Notes to Consolidated Financial
Statements.


                               COMPETITION

     Utilities and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In April 1996, the Federal Energy Regulatory Commission (FERC) issued final rules (FERC Orders 888 and 889), largely confirming earlier proposals, requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective on July 9, 1996. Utilities filed conforming pro-forma open access transmission tariffs with the FERC which became effective October 1, 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC on July 9, 1996. The non-rate provisions of the tariffs were approved on November 13, 1996. FERC has not yet ruled on the rate provisions of the tariffs. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, received approval in the 1995 FERC proceeding to market electric power at market based rates. The Company cannot predict the long-term consequences of these rules on its results of operations or financial condition.

      FERC does not have jurisdiction over the retail jurisdiction, and thus the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      The Iowa Utilities Board (IUB) initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB conducted public information meetings around the State of Iowa. A draft report was created by the IUB staff and is expected to be finalized in the first quarter of 1997. The draft report indicated that the IUB is of the opinion that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa. However, they will continue the analysis and debate on restructuring and retail competition in Iowa.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, Interstate Power Company (IPC) and Wisconsin Power and Light Company (the utility subsidiary of WPL Holdings, Inc.
(WPLH)), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. (The Company, WPLH and IPC have entered into a merger agreement, as discussed later). The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assure fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC. Various other proposals for ISO's have been made by other companies and Utilities is monitoring all such proposals. Membership in an ISO could become a condition of merger approval by the various regulatory bodies.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. In addition, the Company would be required to determine any impairment to other assets and write-down such assets to their fair value. Utilities believes that it still meets the requirements of SFAS 71.

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements, the major objective of which is to allow Utilities to better prepare for a competitive, deregulated electric utility industry. In this connection, Utilities is in the final stages of a significant process improvement program to improve its service levels, reduce its cost structure and become more market-focused and customer oriented. (The Company's continuous improvement efforts, in general, will be an ongoing effort, however).

      Examples of the process improvement changes being implemented are, but are not limited to: managing the business in business unit form, rather than functionally; formation of alliances with vendors of certain types of material and/or services rather than opening most purchases to a bidding process; changing standards and construction practices in transmission and distribution areas; changing certain work practices in power plants; making investments in information technology upgrades; and improving the method by which service is delivered to customers in all customer classes. The specific changes range from simple improvements in current operations to radical changes in the way work is performed and service is delivered. Some of the changes are currently in the pilot  stage  thus  the  results  from this  evaluation  period  or  the potential effects of the pending merger could prove that some of the changes are not efficient or effective and must be revised or eliminated. Subject to delays caused by implementing any such revisions, implementation of the changes began in 1996 and will continue into 1997; however, certain results will not be realized until 1997. In addition, the Company must give consideration to the potential effects of the pending merger as part of the implementation process so that duplication of efforts are avoided.


                     PROPOSED MERGER OF THE COMPANY

      The Company, WPLH and IPC have entered into an Agreement and Plan of Merger, as amended (Merger Agreement), dated November 10, 1995. As a result of the transactions contemplated by the Merger Agreement, the combined company, Interstate Energy Corporation (Interstate Energy), anticipates cost savings of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $14 million and $64 million, respectively. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated cost savings will actually be realized.

      The merger, which is conditioned upon, among other things, receipt of certain regulatory and governmental approvals, is expected to close by the end of the third quarter of 1997. As part of the approval process, management has proposed retail and wholesale price freezes to be implemented in certain jurisdictions. Refer to Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional information regarding the proposed merger and the proposed price freezes.


                  RESULTS OF OPERATIONS OF THE COMPANY

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company.

      The Company's net income decreased ($3.3) million and ($2.6) million during 1996 and 1995, respectively. Earnings per average common share declined to $2.04 in 1996 from $2.20 in 1995. The 1996 decrease in earnings was primarily due to costs incurred relating to the successful defense of the hostile takeover attempt mounted by MidAmerican Energy Company (MAEC) and preparing for the Company's pending three-way merger. The Company estimates that the hostile takeover defense and merger costs reduced 1996 earnings by $0.15 per share and $0.11 per share, respectively. The 1996 earnings benefited from increased electric, gas and steam sales at Utilities, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and increased earnings at the Company's oil and gas subsidiary, Whiting Petroleum Corporation (Whiting). Increased operating expenses, higher interest expense and a higher effective income tax rate also contributed to the decrease in earnings in 1996. The 1995 results reflect the impact of the IUB price reduction order in Utilities' latest electric rate case. The effect of the lower electric prices, including the required refund, reduced the 1995 net income by approximately $9.7 million ($0.33 per share). Warmer than normal weather conditions during the summer months, which added $0.18 to earnings, and an aggressive cost containment program partially offset the negative effects of the IUB order. The 1994 results were affected by milder than normal weather, particularly during the summer months.

      The Company's operating income increased $12.6 million and $3.8 million during 1996 and 1995, respectively. The contrasting relationship between the change in operating income and net income for 1996 was due to the hostile takeover defense costs of $7.8 million, which are included in "Miscellaneous, net" in the Consolidated Statements of Income, higher interest expense and a higher effective income tax rate. The 1995 difference was also due to increased interest expense and a higher effective income tax rate. Reasons for the changes in the results of operations are explained in the following discussion.

Electric Operations

Electric margins and Kwh sales for Utilities were as follows:

                                  Revenues and Costs                               Kwhs Sold
                                    (In thousands)                              (In thousands)
                             1996        1995        1994              1996          1995          1994
Residential and rural    $ 212,799   $ 216,270   $ 199,587       $ 2,633,704   $ 2,680,340   $ 2,484,089
General service             98,196      97,496      97,454         1,231,115     1,242,373     1,170,923
Large general service      213,223     199,840     191,601         5,500,606     5,283,694     4,990,890
Sales for resale
  and other                 30,565      29,063      30,608           587,779       577,107       645,673
Total, excluding off-
  system sales             554,783     542,669     519,250         9,953,204     9,783,514     9,291,575
Off-system sales            19,490      17,802      18,077         1,231,298     1,086,121     1,137,219
    Total                  574,273     560,471     537,327        11,184,502    10,869,635    10,428,794

Fuel for production
  (excluding steam)         74,608      90,558      81,567
Purchased power             88,350      66,874      68,794
Margin                   $ 411,315   $ 403,039   $ 386,966

      Electric margins increased $8.3 million and $16.1 million during 1996 and 1995, respectively. The increase during 1996 was primarily due to higher sales relating to continuing sales growth in Utilities' service territory, lower purchased power capacity costs and increased revenues due to the recovery of previously deferred energy efficiency expenditures. These increases were partially offset by a true-up adjustment to Utilities' unbilled sales recorded in 1995 and lower sales to residential and rural customers during 1996, primarily due to cooler weather conditions during the summer of 1996 as compared to the summer of 1995. The 1995 electric margin increase was primarily due to higher sales due to a significantly warmer summer in 1995 as compared to 1994, sales growth, the unbilled sales adjustment, lower purchased power capacity costs and the recovery of energy efficiency costs. These increases were partially offset by a reduction in revenues of approximately $17 million as a result of the IUB price reduction order, of which approximately $3.5 million related to revenues collected in the fourth quarter of 1994. Refer to Notes 3(a) and 3(b) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale electric price proposals that Utilities has announced and the energy efficiency cost recoveries, respectively.

       Under historically normal weather conditions, total sales (excluding off-system sales) during 1996 and 1995 would have increased 3.5% and 3.6%, as compared to actual increases of 1.7% and 5.3%, respectively.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings to customers. See Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the EAC.

Gas Operations

      Gas margins and dekatherm sales for Utilities and IEA were as follows:

                         Revenues and Costs                   Dths Sold
                           (In thousands)                  (In thousands)
                       1996      1995     1994         1996     1995     1994
Utilities -
  Residential      $  97,708  $ 84,562  $ 82,795      17,680   16,302   15,766
  Commercial          46,966    40,390    40,912      10,323    9,534    9,298
  Industrial          12,256     8,790    12,515       3,796    3,098    4,010

Transportation
  and other            3,934     3,550     2,811      10,341   10,871    8,901
    Total Utilities  160,864   137,292   139,033      42,140   39,805   37,975
IEA                  113,115    53,047    26,536      43,055   31,916   14,443
    Total            273,979   190,339   165,569      85,195   71,721   52,418

Gas purchased
  for resale         217,351   141,716   120,795
Margin             $  56,628 $  48,623 $  44,774


      Total gas margins increased $8.0 million and $3.8 million during 1996 and 1995, respectively. The 1996 increase was primarily due to an annual increase of $6.3 million in Utilities' gas rates that was implemented in the fourth quarter of 1995, recovery of Utilities' previously deferred energy efficiency expenditures and the increased sales, largely the result of more favorable weather conditions in 1996. While IEA's gas sales were up significantly in 1996, their margins actually decreased due to fluctuations in gas prices and the competitiveness of the gas marketing business. Therefore, this decrease partially offset the increase in Utilities' margin. The 1995 margin increase was primarily due to the price increase at Utilities mentioned above, recovery of Utilities' previously deferred energy efficiency expenditures and higher IEA gas margins resulting from increased volumes sold due to heightened marketing efforts as well as expanding into additional regional markets.

      Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased 1.9% and 3.5% in 1996 and 1995, as compared to actual increases of 5.9% and 4.8%, respectively.

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.   See
Note 1(k) of the Notes to Consolidated Financial Statements for discussion of the PGA.

Other Revenues Other revenues increased $25.5 million and $17.2 million during 1996 and 1995, respectively, primarily because of increased revenues at Whiting due to increases in oil and gas prices and increased gas volumes sold during 1996, and increases in oil and gas volumes sold in 1995. An increase in Utilities' steam revenues also contributed to the increase in both years. The steam volumes sold increased significantly during 1996 and 1995 primarily due to the addition of a new industrial customer. The 1995 increase was partially offset as a result of the sale of several of Diversified's subsidiaries during 1995 and 1994. The operations of the subsidiaries that were sold were not significant to the results of operations or financial position of the Company.

Operating Expenses Other operating expenses increased $13.4 million and $24.5 million in 1996 and 1995, respectively. Contributing to the increase in both periods were increased operating activities at Whiting and IEA, increased labor and benefits costs at Utilities, increases in the amortization of previously deferred energy efficiency expenditures at Utilities (which are currently being recovered through rates) and costs relating to the pending merger. The 1996 increase was partially offset by decreased operating expenses at the Duane Arnold Energy Center
(DAEC), Utilities' nuclear generating facility. The 1995 increase was also due to costs relating to the Company's process improvement program, partially offset by lower nuclear operating and insurance costs at Utilities, decreased costs resulting from the sale of the Diversified subsidiaries and a cost-cutting effort implemented after the receipt of the IUB electric price reduction order earlier in 1995.

      Maintenance expenses increased or (decreased) $2.9 million and ($6.7) million during 1996 and 1995, respectively. The 1996 increase was due to increased maintenance activities at Utilities' fossil-fueled generating stations, partially offset by lower maintenance expenses at the DAEC. The 1995 decrease was due to lower maintenance expenses at the DAEC and at Utilities' fossil-fueled generating stations as well as the cost containment actions discussed above.

      Depreciation and amortization increased $9.4 million and $11.6 million in 1996 and 1995, respectively, because of increases in utility plant in service, the acquisition of oil and gas operating properties and amortization costs relating to the future dismantlement and abandonment of Whiting's offshore oil and gas properties. (See Note 13(f) of the Notes to Consolidated Financial Statements for a further discussion of the dismantlement and abandonment costs). The 1995 increase was partially offset by lower depreciation rates implemented at Utilities as a result of the IUB electric price reduction order. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase relative to 1996 and, (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices. See Note 1(g) of the Notes to Consolidated Financial Statements for a discussion of the recovery of decommissioning costs allowed in Utilities' most recent rate case.

       Taxes other than income taxes increased or (decreased) ($0.8) million and $2.7 million during 1996 and 1995, respectively, largely due to changes in property taxes at Utilities caused by fluctuations in assessed property values. The 1996 decrease was partially offset by an increase in production taxes at Whiting.

Interest Expense and Other Interest expense increased $4.1 million and $4.7 million in 1996 and 1995, respectively, primarily because of increases in the average amount of short-term debt outstanding at Utilities and the average amount of borrowings under Diversified's credit facility. Lower average interest rates, partially attributable to refinancing long-term debt at lower rates and the mix of long-term and short-term debt, partially offset the increases for both periods. The increase in interest expense during 1996 was also due to a higher amount of long-term debt outstanding at Utilities, partially offset by rate refund interest recorded in 1995 at Utilities and the effects of the interest rate swap agreement discussed in Note 12(a) of the Notes to Consolidated Financial Statements.

      Miscellaneous, net reflects comparative decreases in income of ($5.5) million and ($0.3) million during 1996 and 1995, respectively. The 1996 decrease was primarily due to approximately $7.8 million in costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC and certain property write-downs at Diversified. The decrease was partially offset by dividends received from the two New Zealand entities in which the company has equity investments and various gains realized on the disposition of assets. The 1995 decrease was primarily because of higher fees associated with an increase in the average amount of utility accounts receivable sold, partially offset by various gains realized on the sale of several investments by Diversified.

Federal and State Income Taxes Federal and state income taxes increased $4.9 million and $0.9 million in 1996 and 1995, respectively. The increase for both periods was due to a higher effective tax rate resulting from: 1) the effect of property related temporary differences for which deferred taxes had not previously been provided in rates, pursuant to rate making principles, that are now becoming payable and are being recovered from ratepayers and 2) adjustments to tax reserves. The 1996 increase in effective tax rate was also due to recording the impacts of a tentative Internal Revenue Service audit settlement for tax years 1991-1993 as well as the incurrence of certain merger-related expenses, which are not tax deductible.


                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pretax ratio of times interest earned was 2.99, 3.12 and 3.38 in 1996-1994, respectively. Cash flows from operating activities were $183 million, $200 million and $217 million in 1996-1994, respectively. The 1996 decrease was primarily due to the timing of income tax payments and other changes in working capital. The 1995 decrease was primarily due to expenditures related to the 1995 DAEC refueling outage and other changes in working capital.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of Utilities' costs. See Notes 3 and 13 of the Notes to Consolidated Financial Statements.

      Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on the Company's creditworthiness. The Company's debt ratings are as follows:

                                         Moody's       Standard & Poor's

     Utilities   - Long-term debt          A2                 A
                 - Commercial paper        P1                 A1

     Diversified - Commercial paper        P2                 A2


      Utilities' credit ratings are under review for potential upgrade related to the pending merger.

      The Company's liquidity and capital resources will be affected by environmental, regulatory and competitive issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 13 of the Notes to Consolidated Financial Statements, and emerging competition in the electric utility industry as discussed in the Competition section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      At December 31, 1996, Utilities had approximately $61 million of energy efficiency program costs recorded as regulatory assets. See Note 3(b) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

     At December 31, 1996, the Company had a $20.0 million investment in Class A common stock of McLeod, Inc. (McLeod), a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services. See Notes 6(b) and 11 of the Notes to Consolidated Financial Statements for further information on the Company's investment in McLeod.

      The Company has financial guarantees amounting to $22.9 million outstanding at December 31, 1996, which are not reflected in the consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. The Company believes that the likelihood of material cash payments by the Company under these agreements is remote.

      The  Company  increased  its investments in  foreign  entities  by approximately $20 million in 1996 (see Note 6(a) of the Notes to Consolidated Financial Statements for a further discussion). The Company also continues to explore other international investment opportunities. Such investments carry a higher level of risk than the Company's traditional utility investments or Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others. The Company may also incur business development expenses for potential projects pursued by the Company that may never materialize. The Company is striving to select international investments where these risks are both understood and minimized.

      The Resale Power Group of Iowa (RPGI), consisting of virtually all of Utilities' wholesale customers, has notified Utilities that it will not purchase its power supply from Utilities after December 31, 1998. It is possible that certain RPGI customers will drop out of RPGI in order to remain as Utilities' customers. RPGI will continue to purchase transmission services from Utilities after December 31, 1998. While the Company cannot determine the outcome of this issue at this time, the result will not have a material adverse effect on its financial position or results of operations given 1) Utilities' wholesale sales only accounted for approximately 5% of Utilities' total 1996 electric sales, excluding off-system sales; 2) Utilities currently has to supplement its generating capability with purchased power to meet its sales load; and
3) Utilities' annual electric sales growth rate continues to be strong.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, of which approximately $147 million represents expenditures at Utilities and approximately $78 million represents expenditures at Diversified. Of the $147 million of Utilities' expenditures, 39% represents expenditures for electric transmission and distribution facilities, 21% represents electric generation expenditures, 21% represents information technology expenditures and 5% represents gas expenditures. The remaining 14% represents miscellaneous electric, steam and general expenditures. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures.

      The Company's levels of construction and acquisition expenditures are projected to be $208 million in 1998, $212 million in 1999, $182 million in 2000 and $198 million in 2001. It is estimated that virtually all of Utilities' construction and acquisition expenditures will be provided by cash from operating activities (after payment of dividends) for the five-year period 1997-2001. Financing plans for Diversified's construction and acquisition program will vary, depending primarily on the level of energy-related acquisitions.

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


                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2001:

                                          (in millions)
         Utilities                           $ 207.2
         Diversified's credit facility         172.1
         Other subsidiaries' debt               11.2
                                             $ 390.5

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At
December 31, 1996, such restrictions would have allowed Utilities to issue at least $241 million of additional First Mortgage Bonds.

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

     Utilities has received authority from the FERC and the SEC to issue up to $250 million of long-term debt, and has $190 million of remaining authority under the current FERC docket through April 1998, and $140 million of remaining authority under the current SEC shelf registration.

      Diversified  has  a  variable rate credit  facility  that  extends through November 20, 1999, with two one-year extensions potentially available to Diversified. Refer to Note 10(a) of the Notes to Consolidated Financial Statements for a further discussion of this credit facility.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At December 31, 1996, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at December 31, 1996.

     The Company's capitalization ratios at year-end were as follows:

                          1996          1995

     Long-term debt        52%           49%
     Preferred stock        1             2
     Common equity         47            49
                          100%          100%


     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1998, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At December 31, 1996, Utilities had outstanding short-term borrowings of $135 million.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At December 31, 1996, Utilities had sold $65 million under the agreement. Refer to Note 5 of the Notes to Consolidated Financial Statements for a further discussion of this agreement, including the issuance of a new accounting standard which impacts the accounting for the sales.

      At December 31, 1996, the Company had bank lines of credit aggregating $136.1 million. Utilities was using $110 million to support commercial paper (weighted average interest rate of 5.70%) and
$11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At December 31, 1996, there was $25 million outstanding under this facility (weighted average interest rate of 6.28%).


                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 Former Manufactured Gas Plant (FMGP) sites. Utilities has recorded environmental liabilities related to the FMGP sites of approximately $36 million (including $4.7 million as current liabilities) at December 31, 1996. Regulatory assets of approximately $36 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 13(f) of the Notes to Consolidated Financial Statements for a further discussion, including a discussion of a lawsuit filed by Utilities seeking recovery of FMGP-related costs from its insurance carriers.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The acid rain program under the Act also governs SO2 allowances. The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences.

      Pursuant to a routine review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Refer to Note 13(g) of the Notes to Consolidated Financial Statements for a further discussion of the above mentioned air quality issues.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." Refer to Note 13(f) of the Notes to Consolidated Financial Statements for a further discussion.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for expanding on-site storage. Utilities has been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Utilities is evaluating courses of action to protect the interests of its customers and its rights under the DOE contract. Utilities is also evaluating legislation proposed to the Congress addressing this issue. In July 1996, the IUB initiated a Notice of Inquiry (NOI) on spent nuclear fuel. One purpose of the NOI was to evaluate whether the current collection of money from Utilities' customers for payment to the NWF should be placed in an escrow account in lieu of being paid to the NWF. Utilities believes that the issue of using an escrow account should be decided at the federal level rather than the state level. Utilities cannot predict the outcome of this NOI.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
December   31,  1996,  Utilities  has  prepaid  costs  of  approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation was approved in 1996 by all six states that are members of the Compact. Final approval by the U.S. Congress is now required. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the
Barnwell,  South  Carolina  disposal  facility  has  reopened   for   an
indefinite time period and Utilities is in the process of shipping to Barnwell the majority of the low-level radioactive waste it has accumulated on-site, and currently intends to ship the waste it produces in the future as long as the Barnwell site remains open, thereby
minimizing  the  amount  of  low-level waste stored  on-site.   However,
management of the Barnwell site has modified its fee schedule to emphasize total radioactivity content and weight, instead of the historical volume related fees. Utilities is evaluating the outcome of these changes on its potential future disposal costs at the Barnwell site; such changes could result in a revision to Utilities' future disposal plans.

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

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties. Refer to
Note 13(f) of the Notes to Consolidated Financial Statements for a further discussion.


                              OTHER MATTERS

Labor  Issues   Utilities  has  six  collective  bargaining  agreements,
covering approximately 54% of its workforce. None of the agreements expires in 1997.

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At December 31, 1996, the only material financial derivatives outstanding for the Company were the interest rate swap agreement and gas futures contracts described in Note 12 of the Notes to Consolidated Financial Statements.

Inflation    The Company  does  not expect the  effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.




       Selected Consolidated Quarterly Financial Data (unaudited)

     The following unaudited consolidated quarterly data, in the opinion of the Company, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Utilities' results of operations are a significant portion of Industries' consolidated results. The quarterly amounts were affected by, among other items, Utilities' rate activities, seasonal weather conditions, changes in sales and operating expenses and costs incurred relating to the successful defense of the hostile takeover attempt mounted by MidAmerican Energy Company. Refer to Management's Discussion and Analysis of the Results of Operations and Financial Condition for a discussion of these items. The fourth quarter of 1996 net income benefited from lower than anticipated costs for a refueling outage at Utilities' nuclear power plant.


IES INDUSTRIES INC.
                                              Quarter Ended
                           March 31      June 30    September 30   December 31
                                (in thousands, except per share amounts)
1996
  Operating revenues       $ 243,197    $ 210,648    $ 233,907      $ 286,160
  Operating income            36,995       26,770       55,701         44,842
  Net income                  14,095        8,056       20,889         17,867
  Earnings per average
    common share                0.48         0.27         0.70           0.59

1995
  Operating revenues       $ 206,392    $ 189,447    $ 238,467      $ 216,704
  Operating income            22,115       33,456       63,710         32,431
  Net income                   6,740       12,508       31,120         13,808
  Earnings per average
    common share                0.23         0.43         1.06           0.48


IES UTILITIES INC.
                                              Quarter Ended
                           March 31      June 30    September 30   December 31
                                              (in thousands)
1996
  Operating revenues       $ 198,768    $ 164,240    $ 190,170      $ 201,801
  Operating income            34,204       23,009       53,253         43,259
  Net income                  14,128        7,230       20,013         22,358
  Net income available
    for common stock          13,899        7,001       19,784         22,131

1995
  Operating revenues       $ 172,839    $ 157,671    $ 200,448      $ 178,868
  Operating income            19,896       30,444       61,360         30,565
  Net income                   6,161       11,067       29,842         12,208
  Net income available
    for common stock           5,932       10,838       29,613         11,981


Item 8.  Financial Statements and Supplementary Data

      Information required by Item 8. begins on page 44 for Industries and page 73 for Utilities.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Industries Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Industries Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended
December 31, 1996. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Industries Inc. and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                         ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 1997



                       IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME
                                                               Year Ended December 31
                                                           1996         1995         1994
                                                       (in thousands, except per share amounts)
Operating revenues:
  Electric                                               $ 574,273    $ 560,471    $ 537,327
  Gas                                                      273,979      190,339      165,569
  Other                                                    125,660      100,200       82,968
                                                           973,912      851,010      785,864


Operating expenses:
  Fuel for production                                       84,579       96,256       85,952
  Purchased power                                           88,350       66,874       68,794
  Gas purchased for resale                                 217,351      141,716      120,795
  Other operating expenses                                 214,759      201,390      176,863
  Maintenance                                               49,001       46,093       52,841
  Depreciation and amortization                            107,393       97,958       86,378
  Taxes other than income taxes                             48,171       49,011       46,308
                                                           809,604      699,298      637,931


Operating income                                           164,308      151,712      147,933


Interest expense and other:
  Interest expense                                          54,822       50,727       46,010
  Allowance for funds used during construction              -2,103       -3,424       -3,910
  Preferred dividend requirements of IES Utilities Inc.        914          914          914
  Miscellaneous, net                                         2,333       -3,170       -3,472
                                                            55,966       45,047       39,542


Income before income taxes                                 108,342      106,665      108,391


Federal and state income taxes                              47,435       42,489       41,573


Net income                                               $  60,907    $  64,176    $  66,818


Average number of common shares outstanding                 29,861       29,202       28,560


Earnings per average common share                        $    2.04    $    2.20    $    2.34

           IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                               Year Ended December 31
                                                           1996         1995         1994
                                                                   (in thousands)

Balance at beginning of year                             $ 221,077    $ 218,293    $ 211,750
Net income                                                  60,907       64,176       66,818
Cash dividends declared on common stock, at a per
    share rate of $2.10 for all years                      -62,738      -61,392      -60,065
Other                                                            0            0         -210
Balance at end of year                                   $ 219,246    $ 221,077    $ 218,293


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                           IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS
                                                                   December 31
ASSETS (in thousands)                                         1996             1995
Property, plant and equipment:
    Utility -
        Plant in service -
           Electric                                       $ 2,007,839      $ 1,900,157
           Gas                                                175,472          165,825
           Other                                              126,850          106,396
                                                            2,310,161        2,172,378
        Less - Accumulated depreciation                     1,030,390          950,324
                                                            1,279,771        1,222,054
        Leased nuclear fuel, net of amortization               34,725           36,935
        Construction work in progress                          43,719           52,772
                                                            1,358,215        1,311,761
    Other, net of accumulated depreciation and
    amortization of $70,031 and $53,026, respectively         223,805          193,215
                                                            1,582,020        1,504,976


Current assets:
    Cash and temporary cash investments                         8,675            6,942
    Accounts receivable -
        Customer, less allowance for doubtful accounts
             of $1,087 and $1,145, respectively                50,821           37,214
        Other                                                  12,040           10,493
    Income tax refunds receivable                               8,890              982
    Production fuel, at average cost                           13,323           12,155
    Materials and supplies, at average cost                    22,842           28,354
    Adjustment clause balances                                 10,752                0
    Regulatory assets                                          26,539           22,791
    Oil and gas properties held for resale                          0            9,843
    Prepayments and other                                      24,169           23,099
                                                              178,051          151,873


Investments:
    Nuclear decommissioning trust funds                        59,325           47,028
    Investment in foreign entities                             44,946           24,770
    Investment in McLeod, Inc.                                 29,200            9,200
    Cash surrender value of life insurance policies            11,217            9,838
    Other                                                       4,903            3,897
                                                              149,591           94,733


Other assets:
    Regulatory assets                                         201,129          207,202
    Deferred charges and other                                 14,771           26,807
                                                              215,900          234,009
                                                          $ 2,125,562      $ 1,985,591




                                                                   December 31
CAPITALIZATION AND LIABILITIES (in thousands)                 1996             1995

Capitalization (See Consolidated Statements of Capitalization):
    Common stock                                          $   407,635      $   391,269
    Retained earnings                                         219,246          221,077
        Total common equity                                   626,881          612,346
    Cumulative preferred stock of IES Utilities Inc.           18,320           18,320
    Long-term debt (excluding current portion)                701,100          601,708
                                                            1,346,301        1,232,374


Current liabilities:
    Short-term borrowings                                     135,000          101,000
    Capital lease obligations                                  15,125           15,717
    Maturities and sinking funds                                8,473           15,447
    Accounts payable                                           99,861           80,089
    Dividends payable                                          16,431           16,244
    Accrued interest                                            8,985            8,051
    Accrued taxes                                              43,926           53,983
    Accumulated refueling outage provision                      1,316            7,690
    Adjustment clause balances                                      0            3,148
    Environmental liabilities                                   5,679            5,634
    Other                                                      22,087           21,800
                                                              356,883          328,803


Long-term liabilities:
    Pension and other benefit obligations                      39,643           52,677
    Capital lease obligations                                  19,600           21,218
    Environmental liabilities                                  47,502           43,087
    Other                                                      18,488           13,039
                                                              125,233          130,021


Deferred credits:
    Accumulated deferred income taxes                         262,675          257,278
    Accumulated deferred investment tax credits                34,470           37,115
                                                              297,145          294,393


Commitments and contingencies (Note 13)


                                                          $ 2,125,562      $ 1,985,591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                               December 31
                                                                          1996            1995
                                                                             (in thousands)
Common equity:
    Common stock - no par value - authorized 48,000,000 shares;
    outstanding 30,077,212 and 29,508,415 shares, respectively        $   407,635     $   391,269
    Retained earnings                                                     219,246         221,077
                                                                          626,881         612,346


Cumulative preferred stock of IES Utilities Inc.                           18,320          18,320


Long-term debt:
    IES Utilities Inc. -
        Collateral Trust Bonds -
           7.65% series, due 2000                                          50,000          50,000
           7.25% series, due 2006                                          60,000               0
           6% series, due 2008                                             50,000          50,000
           7% series, due 2023                                             50,000          50,000
           5.5% series, due 2023                                           19,400          19,400
                                                                          229,400         169,400

        First Mortgage Bonds -
           Series J, 6-1/4%, retired in 1996                                    0          15,000
           Series L, 7-7/8%, due 2000                                      15,000          15,000
           Series M, 7-5/8%, due 2002                                      30,000          30,000
           Series Y, 8-5/8%, due 2001                                      60,000          60,000
           Series Z, 7.60%, due 1999                                       50,000          50,000
           6-1/8% series, due 1997                                          8,000           8,000
           9-1/8% series, due 2001                                         21,000          21,000
           7-3/8% series, due 2003                                         10,000          10,000
           7-1/4% series, due 2007                                         30,000          30,000
                                                                          224,000         239,000

        Pollution control obligations -
            5.75%, due serially 1997 to 2003                                3,416           3,556
            5.95%, due serially 2000 to 2007, secured by First
              Mortgage Bonds                                               10,000          10,000
            Variable rate (4.25% - 4.35% at December 31, 1996),
              due 2000 to 2010                                             11,100          11,100
                                                                           24,516          24,656

        Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025      50,000          50,000

        Total IES Utilities Inc.                                          527,916         483,056

    IES Diversified Inc. -
        Credit facility                                                   172,105         124,245
        Other subsidiaries' debt maturing through 2013                     11,994          12,307
                                                                          712,015         619,608
    Unamortized debt premium and (discount), net                           -2,442          -2,453
                                                                          709,573         617,155
            Less - Amount due within one year                               8,473          15,447
                                                                          701,100         601,708
                                                                      $ 1,346,301     $ 1,232,374


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


          IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Year Ended December 31
                                                                          1996          1995          1994
                                                                                   (in thousands)
Cash flows from operating activities:
    Net income                                                         $   60,907    $   64,176    $   66,818
    Adjustments to reconcile net income to net cash flows
        from operating activities -
           Depreciation and amortization                                  107,393        97,958        86,378
           Amortization of principal under capital lease obligations       16,491        15,714        16,246
           Deferred taxes and investment tax credits                        9,189         7,757         4,050
           Refueling outage provision                                      -6,374        -7,506        12,536
           Amortization of other assets                                     9,828         7,391         2,228
           Other                                                              856           712           387
    Other changes in assets and liabilities -
           Accounts receivable                                            -22,154       -15,221         6,777
           Sale of utility accounts receivable                              7,000         4,000           800
           Production fuel, materials and supplies                            650         4,050        -1,184
           Accounts payable                                                20,934         2,902        21,871
           Accrued taxes                                                  -17,965         9,434         4,575
           Provision for rate refunds                                        -106           106        -8,670
           Adjustment clause balances                                     -13,900         4,581        -6,582
           Gas in storage                                                  -1,154         3,245         1,135
           Other                                                           11,764           532         9,340
              Net cash flows from operating activities                    183,359       199,831       216,705


Cash flows from financing activities:
    Dividends declared on common stock                                    -62,738       -61,392       -60,065
    Proceeds from issuance of common stock                                 14,164        15,616        16,426
    Purchase of treasury stock                                               -269             0        -6,233
    Net change in IES Diversified Inc. credit facility                     47,860        43,745        48,500
    Proceeds from issuance of other long-term debt                         60,000       100,007        11,640
    Reductions in other long-term debt                                    -15,454      -100,424        -9,790
    Net change in short-term borrowings                                    34,000        64,000        13,000
    Principal payments under capital lease obligations                    -19,108       -14,463       -16,304
    Other                                                                    -458        -1,438           -46
        Net cash flows from financing activities                           57,997        45,651        -2,872


Cash flows from investing activities:
    Construction and acquisition expenditures -
        Utility                                                          -142,259      -125,558      -138,829
        Other                                                             -96,119       -92,541       -67,719
    Oil and gas properties held for resale                                  9,843        -9,843             0
    Deferred energy efficiency expenditures                               -16,857       -18,029       -16,157
    Nuclear decommissioning trust funds                                    -6,008        -6,100        -5,532
    Proceeds from disposition of assets                                     8,295        14,271         8,803
    Other                                                                   3,482        -5,733         3,129
        Net cash flows from investing activities                         -239,623      -243,533      -216,305


Net increase (decrease) in cash and temporary cash investments              1,733         1,949        -2,472


Cash and temporary cash investments at beginning of year                    6,942         4,993         7,465


Cash and temporary cash investments at end of year                     $    8,675    $    6,942    $    4,993


Supplemental cash flow information:
    Cash paid during the year for -
        Interest                                                       $   53,046    $   50,877    $   44,421
        Income taxes                                                   $   54,881    $   26,478    $   36,097

    Noncash investing and financing activities -
        Capital lease obligations incurred                             $   14,281    $    2,918    $   14,297


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     IES INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

      Investments for which the Company has at least a 20% voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income. Investments that do not meet the criteria for the consolidating or equity methods of accounting are accounted for under the cost method.

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

                                                        1996           1995
                                                           (in millions)

Deferred income taxes (Note 1(d))                     $ 84.7         $ 91.1
Energy efficiency program costs (Note 3(b))             61.1           49.7
Environmental liabilities (Note 13(f))                  46.3           46.9
Employee pension and benefit costs (Note 8)             22.9           27.5
Other                                                   12.7           14.8
                                                       227.7          230.0
Classified as "Current assets - regulatory assets"      26.6           22.8
Classified as "Other assets - regulatory assets"     $ 201.1        $ 207.2


      Refer to the individual notes referenced above for a further discussion of certain items reflected in regulatory assets.

      If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, a write-off of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body. In addition, the Company would be required to determine any impairment to other assets and write-down such assets to their fair value. Effective January 1, 1996, the Company adopted SFAS 121 which established accounting standards for the impairment of long-lived assets. This standard also requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. There was no impact on the Company's financial position or results of operations upon adoption of SFAS 121.

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

     (f)  Depreciation of Utility Property, Plant and Equipment -

      Utilities uses the remaining life method of depreciation for its nuclear generating facility, the Duane Arnold Energy Center (DAEC), and the straight-line method for all other utility property. The remaining life of the DAEC is based on the Nuclear Regulatory Commission (NRC) license life of 2014. The average rates of depreciation for electric and gas properties of Utilities, consistent with current rate making practices, were as follows:

                        1996        1995        1994

        Electric        3.5%        3.4%        3.6%
        Gas             3.5%        3.5%        3.8%

      The electric and gas depreciation rates declined in 1995 from 1994 because of revised depreciation rates approved in rate proceedings of Utilities.

     (g)  Decommissioning of the DAEC -

      Pursuant to the most recent electric rate case order, the IUB allows Utilities to recover $6.0 million annually for the cost to
decommission   the  DAEC.   Decommissioning  expense  is   included   in
"Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The current recovery figures are based on the following assumptions: 1) cost to decommission the DAEC of $252.8 million, which is Utilities' 70% portion in 1993 dollars, based on the NRC minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually through 1997; 3) the prompt dismantling and removal method of decommissioning, which is assumed to begin in the year 2014; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; and 5) an average after-tax return of 6.82% for all external investments. All of these assumptions are subject to change in future regulatory proceedings. At December 31, 1996, Utilities had $59.3 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $2.2 million in 1996, are recorded as interest income and a corresponding interest expense payable to the funds is recorded. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

      See "Management's Discussion and Analysis of the Results of Operations and Financial Condition" for a discussion of the Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets, issued by the Financial Accounting Standards Board
(FASB) in the first quarter of 1996, which deals with, among other issues, the accounting for decommissioning costs.

     (h)  Property, Plant and Equipment -

     Utility plant (other than acquisition adjustments of $29.4 million, net of accumulated amortization, recorded at cost) is recorded at original cost, which includes overhead and administrative costs and an allowance for funds used during construction (AFC). The AFC, which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1996-1994 were 5.5%, 6.5% and 9.3%, respectively. These capitalized costs are recovered by Utilities in rates as the cost of the utility plant is depreciated.

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

     (i)  Oil and Gas Properties -

      Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary under Diversified, uses the full cost method of accounting for its oil and gas properties. Accordingly, all costs of acquisition, exploration and development of properties are capitalized. Amortization of proved oil and gas properties is calculated using the units of production method. At December 31, 1996, capitalized costs less related accumulated amortization did not exceed the sum of 1) the present value of future net revenue from estimated production of proved oil and gas reserves (calculated using current prices); plus 2) the cost of properties not being amortized, if any; plus 3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less 4) income tax effects related to differences in the book and tax basis of oil and gas properties. The Company had $9.8 million on its Consolidated Balance Sheet at December 31, 1995, relating to specific oil and gas properties purchased by Whiting in the fourth quarter of 1995 that it intended to sell during 1996. The Company subsequently decided not to sell these properties and, accordingly, the balance at December 31, 1996 is included in "Other property, plant and equipment" on the Consolidated Balance Sheet.

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


(2)   PROPOSED MERGER OF THE COMPANY:

      On November 10, 1995, Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Interstate Energy) and Industries will cease to exist. The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors and shareholders. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive such regulatory approvals by the end of the third quarter of 1997.

      The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1996. The financial data should be read in conjunction with the historical consolidated financial statements and related notes of the Company, WPLH, and IPC and in conjunction with the unaudited pro forma combined financial statements and related notes of Interstate Energy included in Item 14. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.

                                                                    PRO FORMA
                                 IES                                 COMBINED
                             INDUSTRIES      WPLH         IPC      (Unaudited)
                                 (in thousands, except per share amounts)

Operating revenues           $  973,912  $  932,844   $  326,084  $ 2,232,840
Net income from
    continuing operations        60,907      73,205       25,860      159,972
Earnings per share from
    continuing operations          2.04        2.38         2.69         2.12
Assets at December 31, 1996   2,125,562   1,900,531      639,200    4,665,293
Long-term obligations at
    December 31, 1996           744,298     430,190      188,731    1,363,219

      Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of the Company's common stock will be converted to 1.14 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 22, 1997, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an equivalent annual rate of $2.00 per share.

      WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

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

      The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, WPLH and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and WPLH, within a reasonable time after the effective date of the Proposed Merger.


(3)  RATE MATTERS:

     (a)  Electric Price Announcements -

       Utilities and its Iowa-based proposed merger partner, IPC, announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the IUB; the application was later withdrawn and was resubmitted in January 1997 and the companies included the same proposal in the resubmittal of the filing. The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations.

      Utilities, WP&L and IPC also proposed to freeze their wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the FERC. The Company does not expect the merger-related electric price proposals to have a material adverse effect on its financial position or results of operations.

     (b)  Energy Efficiency Cost Recovery -

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

      In December 1996, under provisions of the IUB rules, the Company filed for recovery of the costs relating to its 1994 and 1995 programs. Utilities' proposed recovery was for approximately $53 million ($42 million electric and $11 million gas) and was composed of $34 million for direct expenditures and carrying costs, $10 million for a return on the expenditures over the recovery period and $9 million for a reward based on a sharing of the benefits of such programs. The Company expects to receive the final order in the proceeding in June 1997 with recovery of the allowed costs to commence in the third quarter of 1997.

      Iowa statutory changes enacted in 1996, and applicable to future programs once the legislation is implemented by the IUB, have eliminated: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets, 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending and 3) the recovery of a sharing reward. The IUB commenced a rulemaking in January 1997 to implement the statutory change and a final order in this proceeding is expected in the second quarter of 1997. The proposed rules provide that the Company would begin to recover its 1996 expenditures, and the 1997 expenditures incurred at such time, during the summer of 1997 over a likely four-year recovery period. The Company would also begin concurrent recovery of its prospective expenditures at such time. The implementation of these changes will gradually eliminate the regulatory asset which exists under the current rate making mechanism as these costs are recovered.

      The Company has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets at December 31 (in thousands):

                                    1996           1995

Costs incurred through 1993      $ 12,834       $ 18,287
Costs incurred in 1994-1995        33,161         31,393
Costs incurred in 1996             15,087           -
                                 $ 61,082       $ 49,680

      The above amounts include the direct expenditures and carrying costs incurred by the Company but do not include any amounts for a return on its expenditures over the recovery period or for a reward.


(4)  LEASES:

      Utilities has a capital lease covering its 70% undivided interest in nuclear fuel purchased for the DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and Utilities intends to continue exercising such extensions. Interest costs under the lease are based on commercial paper costs incurred by the lessor. Utilities is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel.

      The lessor has a $45 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party.

      Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1996-1994 were $18.2 million, $18.0 million and $17.8 million, respectively.

      The Company's operating lease rental expenses for 1996-1994 were $8.3 million, $10.4 million and $11.1 million, respectively.

     The Company's future minimum lease payments by year are as follows:

                                              Capital         Operating
        Year                                   Lease           Leases
                                                   (in thousands)

        1997                                   $ 16,808       $  6,891
        1998                                      9,889          6,565
        1999                                      6,969          4,741
        2000                                      3,004          2,510
        2001                                        861          1,370
        Thereafter                                  307            197
                                                 37,838       $ 22,274
        Less:  Amount representing interest       3,113
        Present value of net minimum
            capital lease payments             $ 34,725


(5)  UTILITY ACCOUNTS RECEIVABLE:

      Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1996, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 336,000 electric and 176,000 gas customers and did not have any significant concentrations of credit risk.

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. Expenses related to the sale of receivables are paid to the financial organization under this contract and approximated a 5.86% annual rate during 1996. During 1996 and 1995, the monthly proceeds from the sale of accounts receivable averaged $62.9 million and $61.9 million, respectively. At December 31, 1996, $65 million was sold under the agreement.

      SFAS 125, issued by the FASB in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for Utilities' sale of accounts receivable agreement is impacted by this standard. As a result, the agreement is being modified to comply with the SFAS 125 requirements and thus the accounting and reporting for the sale of Utilities' receivables will remain unchanged.


(6)  INVESTMENTS:

     (a)  Foreign Entities -

      At December 31, 1996, the Company had $44.9 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, 3) an investment in a cogeneration facility in China, and 4) an investment in an international venture capital fund. The Company accounts for the China investment under the equity method and the other investments under the cost method. The geographic concentration of the Company's investments in foreign entities at December 31, 1996, included investments of approximately $30.9 million in New Zealand, $13.6 in China and $0.4 million in other countries.

     (b)  McLeod, Inc. (McLeod) -

     At December 31, 1996, the Company had a $20.0 million investment in Class A common stock of McLeod, a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services.

      McLeod completed an Initial Public Offering (IPO) of its Class A common stock in June 1996 and a secondary offering in November 1996. As of December 31, 1996, the Company is the beneficial owner of approximately 10.6 million total shares on a fully diluted basis. Class B shares are convertible at the option of the Company into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 vote per share. The Company currently accounts for this investment under the cost method.

      The Company has entered into an agreement with McLeod which provides that for two years commencing on June 10, 1996, the Company cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. This contractual sale restriction results in restricted stock under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, the Company currently carries this investment at cost.

      The closing price of the McLeod Class A common stock on December 31, 1996, on the Nasdaq National Market, was $25.50 per share. The current market value of the shares the Company beneficially owns (approximately 10.6 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax.

      Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares become qualified for sale within a one year period; this will occur on June 10, 1997, which is one year before the contractual restrictions on sale are lifted. At that time, the adjustment to reflect the estimated fair value of this investment will be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders equity until realized (i.e., sold by the Company).


(7)  INCOME TAXES:

      The components of federal and state income taxes for the years ended December 31, were as follows:

                                           1996          1995        1994
                                                    (in millions)

Current tax expense                     $  38.2       $  34.7     $  37.5
Deferred tax expense                       11.8          10.5         6.7
Amortization and adjustment
    of investment tax credits              (2.6)         (2.7)       (2.6)
                                        $  47.4       $  42.5     $  41.6


      The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.


                                                1996      1995      1994

Statutory federal income tax rate               35.0%     35.0%     35.0%
  State income taxes, net of federal benefits    6.6       5.5       5.9
  Effect of rate making on property
    related differences                          2.8       2.6       1.6
  Amortization of investment tax credits        (2.4)     (2.5)     (2.5)
  Adjustment of prior period taxes               1.4      (0.4)     (1.6)
  Other items, net                               0.4      (0.4)       -
Overall effective income tax rate               43.8%      39.8%    38.4%


      The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:


                                      1996         1995
                                        (in millions)

Property related                     $ 293       $  296
Investment tax credit related          (24)         (26)
Decommissioning related                (15)         (14)
Other                                    9            1
                                     $ 263       $  257


(8)  BENEFIT PLANS:

     (a)  Pension Plans -

       The Company has two non-contributory pension plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Payments made from the pension funds to retired employees and beneficiaries during 1996 totaled $10.7 million.

      The Company's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year. The Company has an investment policy governing asset allocation guidelines for its pension plans. The target ranges are as follows: 1) 37%-43% in large and mid-sized domestic company equity securities, 2) 7%-13% in foreign equity securities, 3) 7%-13% in small domestic company equity securities, 4) 0-5% in real estate, and 5) the remainder in fixed income securities. As of December 31, 1996, the plan's investment mix was consistent with the policy guidelines.

      Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

      The components of the pension provision for the years ended December 31, were as follows:


                                              1996         1995         1994
                                                     (in thousands)

Service cost                              $   5,997    $   5,215    $   5,863
Interest cost on projected benefit
  obligation                                 12,711       11,811       11,431
Assumed return on plans' assets             (14,976)     (12,567)     (12,593)
Early retirement benefits                     4,713         -            -
Net amortization                                906          268          841
Pension cost                                  9,351        4,727        5,542
Adjustment to funding level                  (9,351)      (4,727)      (5,431)
Total pension costs paid to the Trustee   $    -      $     -       $     111

Actual return on plans' assets            $  26,297   $   36,614    $     (97)


     During 1996, the Company incurred a one-time charge of $4.7 million related to an early retirement program. Of such costs, $0.2 million was charged to expense and the remaining amount was deferred for future recovery through the regulatory process.

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                                            1996         1995
                                                             (in thousands)

Fair market value of plans' assets                      $ 212,394   $ 195,329
Actuarial present value of benefits rendered to date -
  Accumulated benefits based on compensation to date,
    including vested benefits of $130,334,000 and
    $119,996,000, respectively                            142,515     131,274
      Additional benefits based on estimated future
        salary levels                                      42,940      41,581
Projected benefit obligation                              185,455     172,855
Plans' assets in excess of projected
  benefit obligation                                       26,939      22,474
Remaining unrecognized net asset existing at
  January 1, 1987, being amortized over 20 years           (3,179)     (3,511)
Unrecognized prior service cost                            15,523      16,905
Unrecognized net gain                                     (54,442)    (41,795)
Accrued pension cost recognized in the
  Consolidated Balance Sheets                           $ (15,159)  $  (5,927)

Assumed rate of return, all plans                            9.00%       8.00%
Weighted average discount rate of projected benefit
  obligation, all plans                                      7.50%       7.50%
Assumed rate of increase in future compensation
  levels for the plans                                       4.75%       4.75%


      The assumed rate of return was increased to 9.00% in 1996 based on actual historical performance of the previously stated investment mix.

      The Company also sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. The Company's contributions to the plans, which are based on the participants' level of contribution and cannot exceed 2.8% of the participants' salaries or wages, were $1.7 million, $1.5 million and $1.8 million in 1996, 1995 and 1994, respectively.

     (b)  Other Postemployment Benefit Plans -

     The Company provides certain benefits to retirees (primarily health care benefits). The IUB adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. The gas and electric portions of these costs are being recovered through rates beginning in 1993 and 1995, respectively, including amounts that were deferred by the Company, pursuant to IUB rules, between when SFAS 106 was adopted and when recovery through rates began. The amounts deferred are being amortized as they are collected through rates over a three-year period. Utilities' unamortized balance of these deferred costs was $1.5 million at December 31, 1996.

      Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' other postretirement benefit provisions are necessary to reflect the accounting for other postretirement benefit costs allowed in its most recent rate cases.

      The components of postretirement benefit costs for the years ended December 31, were as follows:

                                                1996        1995        1994
                                                       (in thousands)

Service cost                                 $  1,888    $  1,387    $  1,838
Interest cost on accumulated
  postretirement benefit obligation             3,726       3,175       3,275
Assumed return on plans' assets                  (388)        (56)        (60)
Net amortization of transition
  obligation and other                          1,970       1,813       2,037
Amortized/(deferred) postretirement
  benefit costs                                 1,863       2,220      (2,732)
Regulatory recognition of incurred cost            49       1,162        -
Net postretirement benefit costs              $ 9,108    $  9,701    $  4,358

Actual return on plans' assets                $   945    $    273    $     47

      A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                                               1996      1995
                                                             (in thousands)

Fair market value of plans' assets                      $  12,312   $   6,515
Accumulated postretirement benefit obligation -
  Active employees not yet eligible                        19,056      22,254
  Active employees eligible                                 4,866       6,282
  Retirees                                                 25,992      22,575
Total accumulated postretirement benefit
  obligation                                               49,914      51,111
Accumulated postretirement benefit obligation
  in excess of plans' assets                              (37,602)    (44,596)
Unrecognized transition obligation                         31,020      34,415
Unrecognized net (gain)/loss                               (2,505)        349
Unrecognized prior service cost                              (427)        151
Accrued postretirement benefit cost in the
  Consolidated Balance Sheets                           $  (9,514)  $  (9,681)

Assumed rate of return                                       9.00%       8.00%
Weighted average discount rate of accumulated
  postretirement benefit obligation                          7.50%       7.50%
Medical trend on paid charges:
  Initial trend rate                                         9.00%      10.00%
  Ultimate trend rate                                        6.50%       6.50%


      The assumed rate of return was increased to 9.00% in 1996 based on actual historical performance of investments of a similar nature. The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1996 service and interest cost by $1.2 million (21%) and the accumulated postretirement benefit obligation at December 31, 1996, by $8.5 million (17%).


(9)  COMMON, PREFERRED AND PREFERENCE STOCK:

     (a)  Common Stock -

     The following table presents information relating to the changes in common stock.

                                                         Common Stock
                                               Number of Shares
                                                 Outstanding        Amount
                                                                (in thousands)
Balance, December 31, 1993                        28,304,188      $ 360,301
  Shares issued in connection with
    acquisition of oil and gas companies             139,102          4,027
  Purchases of treasury stock                       (213,300)        (6,233)
  Stock plan issuances*                              547,056         15,395
Balance, December 31, 1994                        28,777,046        373,490
  Shares issued in connection with
    acquisition of oil and gas companies              75,638          1,925
  Stock plan issuances*                              655,731         15,854
Balance, December 31, 1995                        29,508,415        391,269
  Purchases of treasury stock                         (9,448)          (269)
  Stock plan issuances*                              578,245         16,635
Balance, December 31, 1996                        30,077,212      $ 407,635

Shares reserved for issuance pursuant to the
  Company's stock plans at December 31, 1996*      1,632,869


       *  Dividend Reinvestment and Stock Purchase Plan,
          Employee Stock Purchase Plan, Employee Savings Plan,
          Long-Term  Incentive Plan, IES Bonus Stock Ownership
          Plan and Whiting Stock Option Plans


     During 1996, Industries reacquired 9,448 shares of its common stock on the open market, at an average price of $28.44 per share, which were subsequently issued to various Company Directors and employees. During 1994, Industries reacquired 213,300 shares of its common stock on the open market, at an average price of $29.22 per share, which were subsequently issued to the Dividend Reinvestment Plan and certain of its benefit plans. At December 31, 1996, no shares remained held as treasury stock.

     (b)  Preferred and Preference Stock:

     Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1996, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1996 and 1995. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends.

     There are 5,000,000 shares of Industries Cumulative Preferred Stock (no par value) and 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1996.


(10) DEBT:

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

      Diversified  has  a  variable rate credit  facility  that  extends through November 20, 1999, with two one-year extensions potentially available to Diversified. The unborrowed portion of the agreement is also used to support Diversified's commercial paper program. A combined maximum of $300 million of borrowings under the agreement and commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At December 31, 1996, $23 million was borrowed under this facility, bearing an interest rate of 5.75%, maturing in the first quarter of 1997. Diversified had $149.1 million of commercial paper outstanding at December 31, 1996, with interest rates ranging from 5.50% to 7.10% and maturity dates in the first quarter of 1997. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at December 31, 1996, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets. Refer to Note 12(a) for a discussion of an interest rate swap agreement Diversified entered into relating to this facility.

     Total sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of its Indentures and Deeds of Trust, and debt maturities for 1997-2001 are $9 million, $1 million, $61 million, $67 million and $255 million, respectively. The Company intends to refinance the majority of the debt maturities with long-term securities.

     (b)  Short-Term Debt -

      At December 31, 1996, the Company had bank lines of credit aggregating $136.1 million. Utilities was using $110 million to support commercial paper and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. Information regarding short-term debt (all issued by Utilities) is as follows (dollars in thousands):

                                               1996        1995        1994

As of end of year -
  Commercial paper outstanding             $ 110,000   $ 101,000   $  37,000
  Notes payable outstanding                   25,000        -           -
  Weighted average interest rate
    on commercial paper                         5.70%       5.81%       6.13%
  Weighted average interest rate
    on notes payable                            6.28%       -           -

For the year ended -
  Maximum month-end amount
    of short-term debt                     $ 145,000   $ 132,000   $  37,000
  Average daily amount outstanding           120,112      79,159       5,269
  Weighted average interest rate                5.52%       5.97%       5.31%


(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturity of such financial instruments.
       Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $9.4 million of unrealized gains at December 31, 1996, and $5.3 million of unrealized gains at December 31, 1995, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.
      Cumulative Preferred Stock of Utilities - Based upon the market yield of similar securities and quoted market prices.
      Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.
      Investments carried at cost - Fair value of the McLeod investment is based on quoted market prices at December 31, 1996 (including an assumed exercise of the Company's options at the December 31, 1996 market price less the exercise price); the 1995 fair value is based on the carrying value as there was no quoted market price prior to the 1996 IPO. Fair value of the New Zealand investments is based on quoted market prices; while the market is not of a breadth and scope comparable to a U.S. market as required for SFAS 115 accounting purposes, the Company does believe it produces a reasonable representation of the fair market value of the investment. Fair value of the other investments is based on quoted market prices where available, and cost when not available as the Company believes the carrying value approximates fair value for such investments.

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in millions):

                                                1996                 1995
                                          Carrying  Fair      Carrying   Fair
                                           Value   Value       Value    Value

Cumulative preferred stock
  of Utilities                             $  18   $  12       $  18    $  11
Long-term debt, including
  current portion                            712     722         620      644
Investments carried at cost -
  Investment in McLeod, Inc. (Note 6(b))      29     267           9        9
  Investments in New Zealand (Note 6(a))      31      45          25       22
  Other                                        3       4           3        5

      Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by the Company's shareholders.


(12) DERIVATIVE FINANCIAL INSTRUMENTS:

      The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis.

     (a)  Interest Rate Swap Agreement -

      In February 1996, Diversified entered into an interest rate swap agreement on a variable rate borrowing of $100 million converting this debt into a fixed-rate borrowing at a rate of 4.7 percent. The swap period is for two years with an additional one-year option available to the counterparty and the agreement includes quarterly settlement dates. Diversified realized approximately $0.7 million in interest expense savings in 1996 under the agreement. The fair value of this financial instrument is based on the amounts estimated to terminate or settle the agreement. At December 31, 1996, the agreement, if settled on that date, would have required the counterparty to pay the Company approximately $1.2 million. Such value is based on the difference in the interest rates as well as the amount of time remaining in the agreement. The Company has no intention of terminating the agreement at this time.

     (b)  Gas Futures Contracts -

       Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, has entered into natural gas contracts on the New York Mercantile Exchange (NYMEX) in the notional amount of $6.4 million at December 31, 1996. The original contract terms range from one to seventeen months. The contracts are intended to mitigate risk from fluctuations in the price of natural gas that will be required to satisfy sales commitments for future deliveries to customers and for sales from storage. Gains and losses on these hedging contracts are deferred and recognized in income when the transactions being hedged are finalized.

(13) COMMITMENTS AND CONTINGENCIES:

     (a)  Construction Program -

      The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, which includes $147 million at Utilities and $78 million at Diversified. Substantial commitments have been made in connection with these expenditures.

     (b)  Purchased Power, Coal and Natural Gas Contracts -

      Utilities has entered into purchased power capacity and coal contracts and its minimum commitments are as follows (dollars and tons in thousands):

                      Purchased Power                     Coal
                    Dollars        Mw's            Dollars       Tons

1997               $ 11,175      69 - 144         $ 68,323      4,472
1998                  3,415       9 - 109           17,250        886
1999                  3,283       1 - 101           17,509        874
2000                    283             1           15,696        762
2001                    283             1           15,913        751

      The Company has several purchased power contracts for the annual six-month summer season and thus the minimum and maximum of the noted range represent the power purchased during the winter and summer seasons, respectively. The Company expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

      Utilities also has various natural gas supply, transportation and storage contracts outstanding. The gas supply commitments are all index based and the minimum dekatherm commitments, in thousands, for 1997-2001 are 10,699, 5,074, 5,074, 3,574 and 3,574, respectively. The minimum transportation and storage commitments for 1997-2001, in thousands, are $32,080, $31,842, $29,220, $27,050 and $24,008, respectively. The
Company expects to supplement its natural gas supply with spot market purchases as needed.

     (c)  Information Technology Services -

      The Company entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. The Company's anticipated operating and capital expenditures under the agreement for 1997 are estimated to total approximately $12.5 million. Future costs under the agreement are variable and are dependent upon the Company's level of usage of technological services from EDS.

     (d)  Financial Guarantees -

      The Company has financial guarantees amounting to $22.9 million outstanding at December 31, 1996, which are not reflected in the consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. The Company believes that the likelihood of material cash payments by the Company under these agreements is remote.

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

      Utilities is a member of Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). These companies provide $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for the cost of replacement power during certain outages. Owners of nuclear generating stations insured through NML and NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NML and NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or replacement power coverages. However, Utilities could be assessed annually a maximum of $3.0 million under NML, $6.4 million for NEIL property and $0.7 million for NEIL replacement power if losses exceed the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

     In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Utilities' financial position and results of operations.

     (f)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $53 million in its Consolidated Balance Sheets at December 31, 1996. The Company's significant environmental liabilities are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of ten sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 16 sites and estimates the range of additional costs to be incurred for investigation, remediation and monitoring of the sites to be approximately $24 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $36 million (including $4.7 million as current liabilities) at December 31, 1996. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Regulatory assets of approximately $36 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with two carriers and an agreement in principle has been reached with three other carriers thus far. Any amounts received from insurance carriers will be deferred pending a determination of the regulatory treatment of such recoveries.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the DAEC, averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment, $9.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.9 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. The Company estimates the total costs for these properties to be approximately $16 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income, resulting in a liability of $7.0 million at December 31, 1996, in the Consolidated Balance Sheets.

      The Company adopted the provisions of Statement of Position 96-1 (SOP-96-1), Environmental Remediation Liabilities, in 1996. This statement provides authoritative guidance for recognition, measurement and disclosure of environmental remediation liabilities in financial statements. Upon adoption of SOP-96-1, the Company's estimated liability increased by approximately $2.2 million, primarily resulting from the recording of Utilities' anticipated FMGP postremediation monitoring costs, and a related increase to regulatory assets was also recorded.

     (g)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, and the possible purchase of SO2 allowances. Utilities estimates capital expenditures at approximately $12.9 million, including $0.6 million in 1997, in order to meet the acid rain requirements of the Act.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. In December 1996, the EPA issued proposed rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. Also in the fourth quarter of 1996, the EPA announced that it would issue a notice in March 1997 requiring the 37 states in the Ozone Transport
Assessment Group (OTAG), which includes Iowa, to implement further controls on NOx. These proposals could result in the Company having to incur additional capital expenditures to further reduce its emissions of NOx, ozone and particulate matter. Currently, the impacts of these potential regulations are too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. As a result of these exceedences, Utilities is entering into a Consent Agreement with the Iowa Department of Natural Resources. The intent of this agreement, as currently proposed, is to develop a three-year plan for a process to explore and implement options to modify one of Utilities fossil generating facilities to reduce SO2 emissions. In addition, Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by either modifying the current stack or installing a new stack at the other generating facility contributing to the modeled exceedences at a potential aggregate capital cost of up to $4.5 million over the next two years.

      Pursuant to a routine internal review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Utilities initiated discussions with its regulators on the matter and is preparing the PSD permit application for filing in the first quarter of 1997. Utilities may be required to accept operational limits or to install additional controls and may be subject to liability for not having obtained the permit previously; however, Utilities believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

    (h)  Spent Nuclear Fuel -

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury. The DOE, however, has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for expanding on-site storage. Utilities has been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Utilities is evaluating courses of action to protect the interests of its customers and its rights under the DOE contract. Utilities is also evaluating legislation proposed to the Congress addressing this issue.

     (i)  Legal Proceedings -

      The Company is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, the Company believes that appropriate liabilities have been established and final disposition of these actions will not have a material adverse effect on its financial position or results of operations.


(14) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

      Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1996 is as follows:

                                                 Ottumwa         Neal
                                    DAEC         Unit 1         Unit 3
                                 (Nuclear)       (Coal)         (Coal)
                                             ($ in millions)

Utility plant in service          $ 501.0        $ 190.2        $  60.7
Accumulated depreciation          $ 217.2        $  91.0        $  28.8
Construction work in progress     $   1.2        $   0.1        $   0.1
Plant capacity - Mw                   520            716            515
Percent ownership                      70%            48%            28%
In-service date                      1974           1981           1975


(15) SEGMENTS OF BUSINESS:

      The principal business segments of Industries are the generation, transmission, distribution and sale of electric energy by Utilities and the purchase, distribution, transportation and sale of natural gas by Utilities and IEA. Certain financial information relating to Industries' significant segments of business is presented below:

                                                 Year Ended December 31
                                             1996         1995         1994
                                                     (in thousands)
Operating results:
  Revenues -
    Electric                            $   574,273  $   560,471  $   537,327
    Gas                                     273,979      190,339      165,569

  Operating income -
    Electric                                132,278      130,390      125,487
    Gas                                      14,978       11,056        8,762

Other information:
  Depreciation and amortization -
    Electric                                 77,578       72,487       68,640
    Gas                                       6,200        6,176        6,214

  Construction and acquisition expenditures - *
    Electric                                115,810      108,356      112,773
    Gas                                      20,980        9,368       10,066

  Assets -
    Identifiable assets -
      Electric                            1,438,370    1,395,666    1,347,024
      Gas                                   228,780      199,050      192,397
                                          1,667,150    1,594,716    1,539,421
    Other corporate assets                  458,412      390,875      309,672
        Total consolidated assets      $  2,125,562  $ 1,985,591  $ 1,849,093

 * Excludes intercompany acquisitions which are eliminated for consolidated financial statement purposes.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
IES Utilities Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                         ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 1997



                 IES UTILITIES INC. CONSOLIDATED STATEMENTS OF INCOME
                                                             Year Ended December 31
                                                     1996             1995             1994
                                                                 (in thousands)
Operating revenues:
    Electric                                    $  574,273       $  560,471       $  537,327
    Gas                                            160,864          137,292          139,033
    Other                                           19,842           12,063            9,006
                                                   754,979          709,826          685,366


Operating expenses:
    Fuel for production                             84,579           96,256           85,952
    Purchased power                                 88,350           66,874           68,794
    Gas purchased for resale                       103,877           91,198           95,340
    Other operating expenses                       150,001          145,250          132,281
    Maintenance                                     45,869           43,586           49,542
    Depreciation and amortization                   84,975           79,384           75,316
    Taxes other than income taxes                   43,603           45,013           42,550
                                                   601,254          567,561          549,775


Operating income                                   153,725          142,265          135,591


Interest expense and other:
   Interest expense                                 43,714           44,460           41,572
   Allowance for funds used during construction     -2,103           -3,424           -3,910
   Miscellaneous, net                                5,293              856           -1,247
                                                    46,904           41,892           36,415


Income before income taxes                         106,821          100,373           99,176


Federal and state income taxes                      43,092           41,095           37,966


Net income                                          63,729           59,278           61,210
Preferred dividend requirements                        914              914              914
Net income available for common stock           $   62,815       $   58,364       $   60,296



            IES UTILITIES INC. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                             Year Ended December 31
                                                     1996             1995            1994
                                                                 (in thousands)

Balance at beginning of year                   $   212,522       $  197,158       $  188,862
Net income                                          63,729           59,278           61,210
Cash dividends declared -
    Common stock                                   -44,000          -43,000          -52,000
    Preferred stock, at stated rates                  -914             -914             -914

Balance at end of year                         $   231,337       $  212,522       $  197,158


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS

                                                                    December 31
ASSETS  (in thousands)                                          1996           1995
Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                            $ 2,007,839    $ 1,900,157
        Gas                                                     175,472        165,825
        Other                                                   126,850        106,396
                                                              2,310,161      2,172,378
    Less - Accumulated depreciation                           1,030,390        950,324
                                                              1,279,771      1,222,054
    Leased nuclear fuel, net of amortization                     34,725         36,935
    Construction work in progress                                43,719         52,772
                                                              1,358,215      1,311,761
  Other, net of accumulated depreciation and amortization
    of $1,438 and $1,166, respectively                            5,872          5,477
                                                              1,364,087      1,317,238


Current assets:
  Cash and temporary cash investments                            11,608          2,734
  Accounts receivable -
    Customer, less allowance for doubtful accounts
      of $546 and $676, respectively                             22,461         18,619
    Other                                                        11,270          8,912
  Income tax refunds receivable                                   2,664            846
  Production fuel, at average cost                               13,323         12,155
  Materials and supplies, at average cost                        21,716         27,229
  Adjustment clause balances                                     10,752              0
  Regulatory assets                                              26,539         22,791
  Prepayments and other                                          18,705         18,556
                                                                139,038        111,842


Investments:
  Nuclear decommissioning trust funds                            59,325         47,028
  Cash surrender value of life insurance policies                 4,281          3,582
  Other                                                             313            475
                                                                 63,919         51,085


Other assets:
  Regulatory assets                                             201,129        207,202
  Deferred charges and other                                     10,437         21,268
                                                                211,566        228,470
                                                            $ 1,778,610    $ 1,708,635

                                                                    December 31
CAPITALIZATION AND LIABILITIES  (in thousands)                  1996           1995

Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                              $    33,427    $    33,427
  Paid-in surplus                                               279,042        279,042
  Retained earnings                                             231,337        212,522
      Total common equity                                       543,806        524,991
  Cumulative preferred stock                                     18,320         18,320
  Long-term debt (excluding current portion)                    517,334        465,463
                                                              1,079,460      1,008,774


Current liabilities:
  Notes payable to associated companies                               0          8,888
  Other short-term borrowings                                   135,000        101,000
  Capital lease obligations                                      15,125         15,717
  Maturities and sinking funds                                    8,140         15,140
  Accounts payable                                               76,287         64,564
  Accrued interest                                                8,839          8,038
  Accrued taxes                                                  40,953         50,369
  Accumulated refueling outage provision                          1,316          7,690
  Adjustment clause balances                                          0          3,148
  Environmental liabilities                                       5,517          5,521
  Other                                                          17,114         17,300
                                                                308,291        297,375


Long-term liabilities:
  Pension and other benefit obligations                          25,826         41,866
  Capital lease obligations                                      19,600         21,218
  Environmental liabilities                                      40,299         40,905
  Other                                                          14,030          8,719
                                                                 99,755        112,708


Deferred credits:
  Accumulated deferred income taxes                             256,634        252,663
  Accumulated deferred investment tax credits                    34,470         37,115
                                                                291,104        289,778


Commitments and contingencies (Note 13)


                                                            $ 1,778,610    $ 1,708,635

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                       December 31
                                                                   1996           1995
                                                                     (in thousands)
Common equity:
    Common stock - par value $2.50 per share - authorized
        24,000,000 shares; outstanding 13,370,788 shares           $    33,427  $    33,427
    Paid-in surplus                                                    279,042      279,042
    Retained earnings                                                  231,337      212,522
                                                                       543,806      524,991



Cumulative preferred stock                                              18,320       18,320


Long-term debt:
    Collateral Trust Bonds -
        7.65% series, due 2000                                          50,000       50,000
        7.25% series, due 2006                                          60,000            0
        6% series, due 2008                                             50,000       50,000
        7% series, due 2023                                             50,000       50,000
        5.5% series, due 2023                                           19,400       19,400
                                                                       229,400      169,400

     First Mortgage Bonds -
       Series J, 6-1/4%, retired in 1996                                     0       15,000
       Series L, 7-7/8%, due 2000                                       15,000       15,000
       Series M, 7-5/8%, due 2002                                       30,000       30,000
       Series Y, 8-5/8%, due 2001                                       60,000       60,000
       Series Z, 7.60%, due 1999                                        50,000       50,000
       6-1/8% series, due 1997                                           8,000        8,000
       9-1/8% series, due 2001                                          21,000       21,000
       7-3/8% series, due 2003                                          10,000       10,000
       7-1/4% series, due 2007                                          30,000       30,000
                                                                       224,000      239,000

     Pollution control obligations -
        5.75%, due serially 1997 to 2003                                 3,416        3,556
        5.95%, due serially 2000 to 2007, secured by
          First Mortgage Bonds                                          10,000       10,000
        Variable rate (4.25%-4.35% at December 31, 1996),
          due 2000 to 2010                                              11,100       11,100
                                                                        24,516       24,656

     Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025      50,000       50,000

     Unamortized debt premium and (discount), net                       -2,442       -2,453
                                                                       525,474      480,603
         Less - Amount due within one year                               8,140       15,140
                                                                       517,334      465,463
                                                                   $ 1,079,460  $ 1,008,774


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Year Ended December 31
                                                                         1996          1995          1994
                                                                      (in thousands)
Cash flows from operating activities:
 Net income                                                    $    63,729   $    59,278   $    61,210
  Adjustments to reconcile net income to net cash
   flows from operating activities -
     Depreciation and amortization                                  84,975        79,384        75,316
     Amortization of principal under capital
       lease obligations                                            16,491        15,714        16,246
     Deferred taxes and investment tax credits                       7,763         7,628          -410
     Refueling outage provision                                     -6,374        -7,506        12,536
     Amortization of other assets                                    9,776         7,391         2,228
     Other                                                             279           184        -1,232
  Other changes in assets and liabilities -
     Accounts receivable                                           -13,200        -9,717        10,395
     Sale of utility accounts receivable                             7,000         4,000           800
     Production fuel, materials and supplies                           651         1,658           404
     Accounts payable                                               12,885        -4,395        20,444
     Accrued taxes                                                 -11,234         5,785         7,057
     Provision for rate refunds                                       -106           106        -8,670
     Adjustment clause balances                                    -13,900         4,581        -6,582
     Gas in storage                                                   -551         2,429         1,919
     Other                                                           7,322        -1,085         4,171
       Net cash flows from operating activities                    165,506       165,435       195,832


Cash flows from financing activities:
  Dividends declared on common stock                               -44,000       -43,000       -52,000
  Dividends declared on preferred stock                               -914          -914          -914
  Proceeds from issuance of long-term debt                          60,000       100,000             0
  Reductions in long-term debt                                     -15,140      -100,140          -224
  Net change in short-term borrowings                               25,112        54,393        31,495
  Principal payments under capital lease obligations               -19,108       -14,463       -16,304
  Other                                                               -420        -1,831        -5,144
    Net cash flows from financing activities                         5,530        -5,955       -43,091


Cash flows from investing activities:
  Construction and acquisition expenditures -
        Utility                                                   -142,381      -126,104      -146,240
        Other                                                       -1,267        -3,340        -1,863
  Deferred energy efficiency expenditures                          -16,857       -18,029       -16,157
  Nuclear decommissioning trust funds                               -6,008        -6,100        -5,532
  Other                                                              4,351        -5,308           873
    Net cash flows from investing activities                      -162,162      -158,881      -168,919


Net increase (decrease) in cash and
  temporary cash investments                                         8,874           599       -16,178


Cash and temporary cash investments at
  beginning of year                                                  2,734         2,135        18,313


Cash and temporary cash investments at
  end of year                                                  $    11,608   $     2,734   $     2,135


Supplemental cash flow information:
  Cash paid during the year for -
    Interest                                                   $    42,072   $    44,569   $    40,005
    Income taxes                                               $    45,383   $    29,083   $    34,479

  Noncash investing and financing activities -
    Capital lease obligations incurred                         $    14,281   $     2,918   $    14,297


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

      IES UTILITIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Except as modified below, the IES Industries Inc. (Industries) Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IES Utilities Inc.
(Utilities). Industries' Notes 1(i), 6, 9(a) and 12 do not relate to Utilities and, therefore, are not incorporated by reference.


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          (a)  Basis of Consolidation -

      Utilities is a wholly-owned subsidiary of Industries. The Consolidated Financial Statements include the accounts of Utilities and its consolidated subsidiaries.
Utilities is engaged principally in the generation, transmission, distribution and sale of electric energy, the purchase, distribution, transportation and sale of natural gas and to provide steam for industrial and heating purposes. Utilities' markets are located in the state of Iowa.

      All subsidiaries for which Utilities owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. Utilities' only wholly-owned subsidiary at December 31, 1996 was IES Ventures Inc. (Ventures). Ventures' wholly-owned subsidiary at December 31, 1996 was IES Midland Development Inc. All significant intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.


(4)  LEASES:

      Utilities' operating lease rental expenses for 1996-1994 were $7.1 million, $9.0 million and $9.8 million, respectively.

     Utilities' future minimum lease payments by year are as follows:

                                               Capital       Operating
        Year                                    Lease         Leases
                                                 (in thousands)

        1997                                  $ 16,808        $ 5,601
        1998                                     9,889          5,374
        1999                                     6,969          3,658
        2000                                     3,004          1,654
        2001                                       861          1,329
        Thereafter                                 307             19
                                                37,838       $ 17,635
        Less:  Amount representing interest      3,113
        Present value of net minimum
            capital lease payments            $ 34,725

 (7) INCOME TAXES:

      The components of federal and state income taxes for the years ended December 31, were as follows:

                                      1996       1995       1994
                                            (in millions)

Current tax expense                  $ 35.3     $ 33.5     $ 38.4
Deferred tax expense                   10.4       10.3        2.2
Amortization and adjustment
  of investment tax credits            (2.6)      (2.7)      (2.6)
                                     $ 43.1     $ 41.1     $ 38.0


      Utilities' overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.

                                                     1996      1995      1994

Statutory federal income tax rate                    35.0%     35.0%     35.0%
  State income taxes, net of federal benefits         6.9       5.9       6.1
  Effect of rate making on property
    related differences                               2.9       2.8       1.7
  Amortization of investment tax credits             (2.5)     (2.7)     (2.7)
  Adjustment of prior period taxes                   (3.3)     (0.1)     (1.9)
  Other items, net                                    1.3        -        0.1
Overall effective income tax rate                    40.3%     40.9%     38.3%


      Utilities' accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:

                                      1996           1995
                                         (in millions)

Property related                     $ 275          $ 282
Investment tax credit related          (24)           (26)
Decommissioning related                (15)           (14)
Other                                   21             11
                                     $ 257          $ 253


(8)  BENEFIT PLANS:

     (a)  Pension Plans -

      Payments made from the pension funds to retired employees and beneficiaries during 1996 totaled $10.4 million for Utilities.

      The components of the pension provision for the years ended December 31, were as follows:

                                                 1996       1995        1994
                                                       (in thousands)

Service cost                                 $   5,439  $   4,721   $   5,786
Interest cost on projected benefit
  obligation                                    12,435      11,577     11,265
Assumed return on plans' assets                (14,653)    (12,340)   (12,426)
Early retirement benefits                        4,498         -          -
Net amortization                                   885         260        826
Pension cost                                     8,604       4,218      5,451
Adjustment to funding level                     (8,604)     (4,218)    (5,340)
Total pension costs paid to the Trustee      $     -    $      -     $    111

Actual return on plans' assets               $  25,727  $   35,947   $   (101)


      During 1996, Utilities incurred a one-time charge of $4.5 million related to an early retirement program. These costs were deferred for future recovery through the regulatory process.

      A reconciliation of the funded status of the plans to the amounts recognized in Utilities' Consolidated Balance Sheets at December 31, is presented below:

                                                          1996       1995
                                                           (in thousands)

Fair market value of plans' assets                    $  205,699    $ 191,782
Actuarial present value of benefits
  rendered to date -
    Accumulated benefits based on compensation
      to date, including vested benefits of
      $125,983,000 and $117,624,000, respectively        137,772      128,674
    Additional benefits based on estimated future
      salary levels                                       41,589       40,790
Projected benefit obligation                             179,361      169,464
Plans' assets in excess of projected benefit
  obligation                                              26,338       22,318
Remaining unrecognized net asset existing at
  January 1, 1987, being amortized over 20 years          (3,124)      (3,451)
Unrecognized prior service cost                           15,195       16,564
Unrecognized net gain                                    (50,818)     (40,707)
Accrued pension cost recognized in the
  Consolidated Balance Sheets                         $  (12,409)   $  (5,276)


Assumed rate of return, all plans                           9.00%        8.00%
Weighted average discount rate of projected
  benefit obligation, all plans                             7.50%        7.50%
Assumed rate of increase in future compensation
  levels for the plans                                      4.75%        4.75%


      Utilities' employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. Utilities' contributions to the plans, which are based on the participants' level of contribution and cannot exceed 2.8% of the participants' salaries or wages, were $1.5 million, $1.4 million and $1.6 million in 1996, 1995 and 1994, respectively.

     (b)  Other Postemployment Benefit Plans -

      The components of postretirement benefit costs for the years ended December 31, were as follows:

                                                  1996       1995       1994
                                                        (in thousands)

Service cost                                   $  1,714   $  1,227   $  1,785
Interest cost on accumulated postretirement
  benefit obligation                              3,577      3,049      3,175
Assumed return on plans' assets                    (388)       (56)       (60)
Net amortization of transition obligation
  and other                                       1,987      1,822      2,039
Amortized/(deferred) postretirement
  benefit costs                                   1,863      2,220     (2,732)
Costs billed to affiliate                           -         (265)       -
Regulatory recognition of incurred cost              49      1,162        -
Net postretirement benefit costs               $  8,802   $  9,159   $  4,207

Actual return on plans' assets                 $    945   $    273   $     47


      A reconciliation of the funded status of the plans to the amounts recognized in Utilities' Consolidated Balance Sheets at December 31, is presented below:

                                                            1996        1995
                                                             (in thousands)

Fair market value of plans' assets                      $  12,312   $   6,515
Accumulated postretirement benefit obligation -
  Active employees not yet eligible                        17,990      20,936
  Active employees eligible                                 4,675       6,148
  Retirees                                                 25,300      21,846
Total accumulated postretirement benefit
  obligation                                               47,965      48,930
Accumulated postretirement benefit obligation
  in excess of plans' assets                              (35,653)    (42,415)
Unrecognized transition obligation                         31,020      34,415
Unrecognized net (gain)/loss                               (2,571)        268
Unrecognized prior service cost                               -           151
Accrued postretirement benefit cost in the
  Consolidated Balance Sheets                           $  (7,204)  $  (7,581)

Assumed rate of return                                       9.00%       8.00%
Weighted average discount rate of accumulated
  postretirement benefit obligation                          7.50%       7.50%
Medical trend on paid charges:
  Initial trend rate                                         9.00%      10.00%
  Ultimate trend rate                                        6.50%       6.50%


      The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1996 service and interest cost for Utilities by $1.1 million (21%) and the accumulated postretirement benefit obligation for Utilities at December 31, 1996, by $8.1 million (17%).


(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Long-Term Debt - The estimated fair value is based upon the market yield of similar securities and quoted market prices. At December 31, 1996, and December 31, 1995, the carrying amount of Utilities' long-term debt was $528 million and $483 million, compared to estimated fair values of $538 million and $507 million, respectively.


(13) COMMITMENTS AND CONTINGENCIES:

     (c)  Information Technology Services -

      Industries entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. The contract is subject to declining termination fees. Utilities' anticipated operating and capital expenditures under the agreement for 1997 are estimated to total approximately $12.1 million. Future costs under the agreement are variable and are dependent upon Utilities' level of usage of technological services from EDS.


     (d)  Financial Guarantees -

      Utilities' has financial guarantees amounting to $22.6 million outstanding at December 31, 1996, which are not reflected in Utilities' consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. Utilities believes that the likelihood of material cash payments by Utilities under these agreements is remote.


(15) SEGMENTS OF BUSINESS:

      The principal business segments of Utilities are the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. Certain financial information relating to Utilities' significant segments of business is presented below:

                                                   Year Ended December 31
                                               1996         1995         1994
                                                       (in thousands)
Operating results:
  Revenues -
    Electric                             $   574,273  $   560,471  $   537,327
    Gas                                      160,864      137,292      139,033

  Operating income -
    Electric                                 132,278      130,390      125,487
    Gas                                       17,088        9,208        8,135

Other information:
  Depreciation and amortization -
    Electric                                  77,578       72,487       68,640
    Gas                                        6,200        6,176        6,214

  Construction and acquisition expenditures -
    Electric                                 115,929      108,902      120,180
    Gas                                       12,981        9,368       10,066

  Assets -
    Identifiable assets -
      Electric                             1,438,370    1,395,666    1,347,024
      Gas                                    205,680      192,045      186,911
                                           1,644,050    1,587,711    1,533,935
    Other corporate assets                   134,560      120,924      111,433
        Total consolidated assets        $ 1,778,610  $ 1,708,635  $ 1,645,368


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

      Information regarding the identification of directors of IES Industries Inc. and IES Utilities Inc. and compliance with Section 16(a) reporting requirements of the Securities and Exchange Commission is included in Industries' definitive proxy statement (Proxy Statement) prepared for the 1997 annual meeting of stockholders, which will be filed within 120 days of December 31, 1996, (Proxy Statement under the captions "Proposal - Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The executive officers of the registrants as of December 31, 1996 are as follows: (Figures following the names represent the officer's age as of December 31, 1996).


Executive Officers of IES Industries Inc.

     Lee Liu, 63, Chairman of the Board & Chief Executive Officer. First elected officer in 1975.

     Larry D. Root, 60, President & Chief Operating Officer. Re-elected officer in 1996. (i)

     James  E.  Hoffman,  43, Executive Vice President.   First  elected
     officer in 1996. (ii)

     Thomas M. Walker, 49, Executive Vice President & Chief Financial Officer. First elected officer in 1996. (iii)

     Peter W. Dietrich, 57, Vice President, Corporate Development. First elected officer in 1988.

     Dean E. Ekstrom, 49, Vice President, Administration. First elected officer in 1991.

     Stephen W. Southwick, 50, Vice President, General Counsel & Secretary. First elected officer in 1982.

     John E. Ebright, 53, Controller & Chief Accounting Officer. First elected officer in 1996. (iv)

     Dennis B. Vass, 47, Treasurer.  First elected officer in 1995.


Executive Officers of IES Utilities Inc.

     Lee Liu, 63, Chairman of the Board & Chief Executive Officer. First elected officer in 1975.

     Larry D. Root, 60, President & Chief Operating Officer. Re-elected officer in 1996. (i)

     James E. Hoffman, 43, Executive Vice President, Customer Service & Energy Delivery. First elected officer in 1995. (ii)

     Thomas M. Walker, 49, Executive Vice President & Chief Financial Officer. First elected officer in 1996. (iii)

     John F.  Franz,  Jr., 57, Vice President, Nuclear.   First  elected
     officer in 1992.

     Harold  W.  Rehrauer, 59, Vice President, Field Operations.   First
     elected officer in 1987.

     Stephen W. Southwick, 50, Vice President, General Counsel & Secretary. First elected officer in 1982.

     Philip  D.  Ward,  56, Vice President, Generation.   First  elected
     officer in 1990.

     John E. Ebright, 53, Controller & Chief Accounting Officer. First elected officer in 1996. (iv)

     Dennis B. Vass, 47, Treasurer.  First elected officer in 1995.


     Officers are elected annually by the Board of Directors and each of the officers named above, except Larry D. Root, James E. Hoffman, Thomas
M. Walker and John E. Ebright, has been employed by Industries or one of its significant subsidiaries as an officer or in other responsible positions at such companies for at least five years. There are no family relationships among these officers or among the officers and directors. There are no arrangements or understandings with respect to election of any person as an officer.

    (i) Larry D. Root, who retired in 1995, was re-elected as President & Chief Operating Officer of both IES Industries
          Inc.  and IES Utilities Inc. effective November 6, 1996.   Mr.
          Root was first elected as an officer in 1979.

    (ii)  James E. Hoffman was elected Executive Vice President  of
          IES Industries Inc. effective November 6, 1996. Prior to his appointment as Executive Vice President, Customer Service
          & Energy Delivery of IES Utilities Inc. in 1995, he was employed by MCI Communications as Chief Information Officer from 1990 to 1995.

   (iii)  Thomas  M.  Walker  was  elected  Executive   Vice
          President  &  Chief Financial Officer of both  IES  Industries
          Inc. and IES Utilities Inc. effective December 16, 1996. Prior to joining the Company in December 1996, he was employed from 1990 - 1995 by Information Resources, Inc. as Executive Vice President, Chief Financial and Administrative Officer and Member of the Board of Directors.

    (iv) John E. Ebright was elected Controller & Chief Accounting Officer of both IES Industries Inc. and IES Utilities Inc. effective July 8, 1996. Prior to joining the Company in July 1996, he was employed by MidCon Corp., a subsidiary of Occidental Petroleum Corporation, as Vice President and Controller from 1987 to 1996.


Item 11.  Executive Compensation

      Information  regarding executive compensation and transactions  is included in the Proxy Statement under the captions "Compensation of Directors", "Summary Compensation Table" and "IES Industries Plans" and is incorporated herein by reference, except for the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph", which are not incorporated herein by reference. The Proxy
Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement under the captions "Security Ownership of Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


Item 13.  Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is included in the Proxy Statement under the captions "Other Transactions" and "Compensation of Directors" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


                                 PART IV


Item  14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K


(a)  1.   Financial Statements   (Included in Part II of this report) -

                                                               Page No.
                                                          IES           IES
                Description                           Industries     Utilities
                                                          Inc.          Inc.

Report of Independent Public Accountants                   44            73

Consolidated Statements of Income
for the years ended December 31, 1996, 1995 and 1994       45            74

Consolidated Statements of Retained Earnings
for the years ended December 31, 1996, 1995 and 1994       45            74

Consolidated Balance Sheets
at December 31, 1996 and 1995                            46 - 47       75 - 76

Consolidated Statements of Capitalization
at December 31, 1996 and 1995                              48            77

Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995 and 1994       49            78

Notes to Consolidated Financial Statements             50 - 72         79 - 84


(a)   2.    Financial Statement Schedules  (Included in Part IV of
            this report) -

            Schedule II -  Valuation and Qualifying Accounts
                           and Reserves for the years ended
                           December 31, 1996, 1995 and 1994              95

            Other schedules are omitted as not required under Rules of Regulation S-X


(a)   3.    Exhibits  Required  by Securities  and  Exchange  Commission
            Regulation S-K -

The Exhibits designated by an asterisk are filed herewith and all other Exhibits as stated to be filed are incorporated herein by reference.

Exhibit

 2(a)  Agreement and Plan of Merger, dated as of November
        10,  1995,  as  amended,  by and among WPL  Holdings,  Inc.,  IES
        Industries Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (Filed as Exhibit 2.1 to Industries' Joint Proxy Statement, dated July 11, 1996).

 2(b) Amendment No. 2 to Agreement and Plan of Merger,
        as amended, dated August 16, 1996, by and among IES Industries Inc., WPL Holdings, Inc., Interstate Power Company, WPLH Acquisition Co. and Interstate Power Company (Filed as Annex 1 to the Supplement to the Joint Proxy Statement of WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company, dated August 21, 1996).

 2(c) Option Grantor/Option Holder Stock Option and Trigger Payment
       Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc. (Filed as Exhibit
       2.2 to Industries' Current Report on Form 8-K, dated
       November 10, 1995).

2(d) Option Grantor/Option Holder Stock Option and Trigger
       Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate
       Power Company. (Filed as Exhibit 2.3 to Industries' Current Report on Form 8-K, dated November 10, 1995).

2(e) Option Grantor/Option Holder Stock Option and
      Trigger Payment Agreement, dated as of November
       10, 1995, by and among IES Industries Inc. and
       WPL Holdings, Inc.  (Filed as Exhibit 2.4 to Industries'
       Current Report on Form 8-K, dated November 10, 1995).

2(f) Option Grantor/Option Holder Stock Option and Trigger
       Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and Interstate Power Company. (Filed as Exhibit 2.5 to Industries' Current Report on Form 8-K, dated November 10, 1995).

2(g) Option Grantor/Option Holder Stock Option and Trigger
       Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (Filed as Exhibit 2.6 to Industries' Current Report on Form 8-K, dated November 10, 1995).

2(h) Option Grantor/Option Holder Stock Option and Trigger
       Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (Filed as Exhibit 2.7 to Industries' Current Report on Form 8-K, dated November 10, 1995).

 3(a)  Articles  of  Incorporation of  IES  Industries  Inc.
       (Industries),  Amended and Restated as of May 4, 1993  (Filed  as
       Exhibit 3(a) to Industries' Form 10-K for the year 1993).

 3(b)  Articles  of  Incorporation  of  IES  Utilities  Inc.
       (Utilities), Amended and Restated as of January 6, 1994 (Filed as
       Exhibit 4(b) to Utilities' Current Report on Form 8-K, dated January 7, 1994).

* 3(c) Bylaws of Industries, as amended February 4, 1997.

* 3(d) Bylaws of Utilities, as amended February 4, 1997.

  4(a) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between Utilities (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (Filed as Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

  4(b) Supplemental Indentures to the Mortgage:

   Number            Dated as of         IE/Utilities File Reference  Exhibit

   First             October 1, 1993     Form 10-Q, 11/12/93          4(d)
   Second            November 1, 1993    Form 10-Q, 11/12/93          4(e)
   Third             March 1, 1995       Form 10-Q, 5/12/95           4(b)
   Fourth            September 1, 1996   Form 8-K, 9/19/96            4(c)(i)


  4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between Utilities (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (Filed as
       Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

  4(d) Supplemental Indentures to the 1940 Indenture:


   Number            Dated as of         IE/Utiliites File Reference  Exhibit

   First             March 1, 1941       2-25347                      2(a)
   Second            July 15, 1942       2-25347                      2(a)
   Third             August 2, 1943      2-25347                      2(a)
   Fourth            August 10, 1944     2-25347                      2(a)
   Fifth             November 10, 1944   2-25347                      2(a)
   Sixth             August 8, 1945      2-25347                      2(a)
   Seventh           July 1, 1946        2-25347                      2(a)
   Eighth            July 1, 1947        2-25347                      2(a)
   Ninth             December 15, 1948   2-25347                      2(a)
   Tenth             November 1, 1949    2-25347                      2(a)
   Eleventh          November 10, 1950   2-25347                      2(a)
   Twelfth           October 1, 1951     2-25347                      2(a)
   Thirteenth        March 1, 1952       2-25347                      2(a)
   Fourteenth        November 5, 1952    2-25347                      2(a)
   Fifteenth         February 1, 1953    2-25347                      2(a)
   Sixteenth         May 1, 1953         2-25347                      2(a)
   Seventeenth       November 3, 1953    2-25347                      2(a)
   Eighteenth        November 8, 1954    2-25347                      2(a)
   Nineteenth        January 1, 1955     2-25347                      2(a)
   Twentieth         November 1, 1955    2-25347                      2(a)
   Twenty-first      November 9, 1956    2-25347                      2(a)
   Twenty-second     November 6, 1957    2-25347                      2(a)
   Twenty-third      November 4, 1958    2-25347                      2(a)
   Twenty-fourth     November 3, 1959    2-25347                      2(a)
   Twenty-fifth      November 1, 1960    2-25347                      2(a)
   Twenty-sixth      January 1, 1961     2-25347                      2(a)
   Twenty-seventh    November 7, 1961    2-25347                      2(a)
   Twenty-eighth     November 6, 1962    2-25347                      2(a)
   Twenty-ninth      November 5, 1963    2-25347                      2(a)
   Thirtieth         November 4, 1964    2-25347                      2(a)
   Thirty-first      November 2, 1965    2-25347                      2(a)
   Thirty-second     September 1, 1966   Form 10-K, 1966              4.10
   Thirty-third      November 30, 1966   Form 10-K, 1966              4.10
   Thirty-fourth     November 7, 1967    Form 10-K, 1967              4.10
   Thirty-fifth      November 5, 1968    Form 10-K, 1968              4.10
   Thirty-sixth      November 1, 1969    Form 10-K, 1969              4.10
   Thirty-seventh    December 1, 1970    Form 8-K, 12/70              1
   Thirty-eighth     November 2, 1971    2-43131                      2(g)
   Thirty-ninth      May 1, 1972         Form 8-K, 5/72               1
   Fortieth          November 7, 1972    2-56078                      2(i)
   Forty-first       November 7, 1973    2-56078                      2(j)
   Forty-second      September 10, 1974  2-56078                      2(k)
   Forty-third       November 5, 1975    2-56078                      2(l)
   Forty-fourth      July 1, 1976        Form 8-K, 7/76               1
   Forty-fifth       November 1, 1976    Form 8-K, 12/76              1
   Forty-sixth       December 1, 1977    2-60040                      2(o)
   Forty-seventh     November 1, 1978    Form 10-Q, 6/30/79           1
   Forty-eighth      December 1, 1979    Form S-16, 2-65996           2(q)
   Forty-ninth       November 1, 1981    Form 10-Q, 3/31/82           2
   Fiftieth          December 1, 1980    Form 10-K, 1981              4(s)
   Fifty-first       December 1, 1982    Form 10-K, 1982              4(t)
   Fifty-second      December 1, 1983    Form 10-K, 1983              4(u)
   Fifty-third       December 1, 1984    Form 10-K, 1984              4(v)
   Fifty-fourth      March 1, 1985       Form 10-K, 1984              4(w)
   Fifty-fifth       March 1, 1988       Form 10-Q, 5/12/88           4(b)
   Fifty-sixth       October 1, 1988     Form 10-Q, 11/10/88          4(c)
   Fifty-seventh     May 1, 1991         Form 10-Q, 8/13/91           4(d)
   Fifty-eighth      March 1, 1992       Form 10-K, 1991              4(c)
   Fifty-ninth       October 1, 1993     Form 10-Q, 11/12/93          4(a)
   Sixtieth          November 1, 1993    Form 10-Q, 11/12/93          4(b)
   Sixty-first       March 1, 1995       Form 10-Q, 5/12/95           4(a)
   Sixty-second      September 1, 1996   Form 8-K, 9/19/96            4(f)

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


* 4(g) Third Amended and Restated Credit Agreement dated as of November 20, 1996 among IES Diversified Inc. as Borrower, certain banks and Citibank, N.A., as Agent.

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


Management Contracts and/or Compensatory Plans (Exhibits 10(h) through 10(s))

 10(h)  Supplemental Retirement Plan.  (Filed as Exhibit
        10(l) to Industries' Form 10-K for the year 1987).

 10(i)  Management Incentive Compensation Plan.  (Filed as
        Exhibit 10(m) to Industries' Form 10-K for the year 1987).

 10(j) Key Employee Deferred Compensation Plan. (Filed as Exhibit 10(n) to Industries' Form 10-K for the year 1987).

 10(k)  Long-Term Incentive Plan.  (Filed as Exhibit A to
        Industries' Proxy Statement dated March 20, 1995).

 10(l) Executive Guaranty Plan. (Filed as Exhibit 10(p) to Industries' Form 10-K for the year 1987).

 10(m)  Executive Change of Control Severance Agreement -
        CEO (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

 10(n)  Executive Change of Control Severance Agreement -
        Vice Presidents (Filed as Exhibit 10(b) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

 10(o)  Executive Change of Control Severance Agreement -
        Other Officers (Filed as Exhibit 10(c) to Industries' Form 10-Q for the quarter ended September 30, 1996 (File No. 1-9187)).

 10(p)  Amendments to Key Employee Deferred Compensation
        Agreement for Directors. (Filed as Exhibit 10(u) to Industries' Form 10-Q for the quarter ended March 31, 1990).

 10(q)  Amendments to Key Employee Deferred Compensation
        Agreement  for  Key  Employees.   (Filed  as  Exhibit  10(v)   to
        Industries' Form 10-Q for the quarter ended March 31, 1990).

 10(r)  Amendments to Management Incentive  Compensation
        Plan.   (Filed as Exhibit 10(y) to Industries' Form 10-Q for  the
        quarter ended March 31, 1990).

*10(s)  Director Retirement Plan.

 10(t)  Agreement and Plan of Merger, dated as of February
        27,  1991,  by  and between IE Industries Inc. and Iowa  Southern
        Inc.    (Filed  as  Exhibit  2  to  Industries'  Form  8-K  dated
        February 27, 1991).

 10(u)  IES  Industries Inc. Shareholders' Rights  Plan.
        (Filed as Exhibit I-2 to Industries' Registration Statement on Form 8-A filed November 13, 1991).

10(v)  Lease   and   Security   Agreement,    dated
        October  1,  1993, between IES Diversified Inc., as  lessee,  and
        Sumitomo  Bank Leasing and Finance, Inc., as lessor.   (Filed  as
        Exhibit 10(z) to Industries' Form 10-K for the year 1993).

 10(w) Receivables Purchase and Sale Agreement dated as of June 30, 1989, as Amended and Restated as of April 15, 1994, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Utilities' Form 10-Q for the quarter ended March 31, 1994 (File No. 0-4117-1)).

 10(x) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to Utilities' Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

 10(y) Copy  of Coal Supply Agreement, dated  July  27,
        1977, between IS and Sunoco Energy Development Co. (former parent of Cordero Mining Co.), and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).

*12     Ratio of Earnings to Fixed Charges (IES Utilities Inc.)

*21     Subsidiaries of the Registrant (IES Industries Inc.)

*23(a)  Consent  of Independent Public Accountants (IES Industries Inc.)

*23(b)  Consent  of Independent Public Accountants (IES Utilities Inc.)

*27(a)  Financial Data Schedule (IES Industries Inc.)

*27(b)  Financial Data Schedule (IES Utilities Inc.)


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

(a)     4.  Unaudited  Pro Forma Combined Financial  Information  of
            Interstate Energy Corporation:

            Unaudited  Pro Forma Combined Balance Sheet at
            December  31, 1996                                        97 - 98

            Unaudited Pro Forma Combined Statements of Income
            for the years ended December 31, 1996, 1995 and 1994      99 - 101

            Notes  to  Unaudited Pro Forma Combined
            Financial  Statements                                    102 - 104


(b)         Reports on Form 8-K -

            Industries - None.

            Utilities - None.

               IES INDUSTRIES INC. AND IES UTILITIES INC.

       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



      Column A                                         Column B      Column E

                                                       Balance       Balance
     Description                                      January 1    December 31
                                                           (in thousands)

VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY:

IES Utilities Inc.:
   Accumulated Provision for Uncollectible Accounts:
     Year ended December 31, 1996                        $    676     $    757
     Year ended December 31, 1995                        $    650     $    676
     Year ended December 31, 1994                        $    409     $    650

Non-utility Subsidiaries:
   Accumulated Provision for Uncollectible Accounts:
     Year ended December 31, 1996                        $    685     $    774
     Year ended December 31, 1995                        $    372     $    685
     Year ended December 31, 1994                        $    506     $    372

Note:   The above provisions relate to various customer, notes and other receivable balances included in several line items on the Company's Consolidated Balance Sheets.


OTHER RESERVES:

IES Utilities Inc.:
   Accumulated Provision for Rate Refunds
     Year ended December 31, 1996                        $    106     $     -
     Year ended December 31, 1995                        $     -      $    106
     Year ended December 31, 1994                        $  8,670     $     -

IES Utilities Inc.:
   Accumulated Provision for Merchandise Warranty, Property
   Insurance, Injuries and Damages, Workmen's Compensation
   and Other Miscellaneous Claims
     Year ended December 31, 1996                        $  2,876     $  2,694
     Year ended December 31, 1995                        $  2,516     $  2,876
     Year ended December 31, 1994                        $  1,611     $  2,516


           UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
                    OF INTERSTATE ENERGY CORPORATION


IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH), Interstate Power Company (IPC), and certain related parties have entered into an Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the Merger Agreement), providing for (a) the merger of IES with and into WPLH and (b) the merger of IPC with a subsidiary of WPLH pursuant to which IPC will become a subsidiary of WPLH (the above referenced mergers are collectively referred herein to as the Mergers). In connection with the consummation of the Mergers, WPLH will change its name to Interstate Energy Corporation. Detailed information with respect to the Merger Agreement and the proposed Mergers is contained in the Joint Proxy Statement/Prospectus, dated July 11, 1996, as supplemented by the Supplement to Joint Proxy Statement/Prospectus, dated August 21, 1996, contained in WPLH's Registration Statements on Form S-4, Registration Nos. 333-07931 and 333-10401 relating to the meetings of shareowners of WPLH, IES and IPC to vote on the Merger Agreement and related matters.

The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of WPLH, IES and IPC, including their respective subsidiaries, after giving effect to the Mergers. The historical data for WPLH have been adjusted to reflect the restatement of such data to account for certain discontinued operations discussed in the notes hereto. The unaudited pro forma combined balance sheet at December 31, 1996 gives effect to the Mergers as if they had occurred at December 31, 1996. The unaudited pro forma combined statements of income for each of the three years in the period ended December 31, 1996 give effect to the Mergers as if they had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies or the cost to be incurred to achieve such synergies. The pro forma financial information, however, does reflect the transaction costs to effect the Mergers.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of WPLH, IES and IPC. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Mergers been consummated on the date, or at the beginning of the periods, for which the Mergers are being given effect nor is it necessarily indicative of future operating results or financial position.

                             INTERSTATE ENERGY CORPORATION

                      UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                                 December 31, 1996
                                    (In thousands)

ASSETS                                            WPLH          IES           IPC       Pro Forma     Pro Forma
                                             (As Reported) (As Reported) (As Reported)  Adjustments   Combined
UTILITY PLANT
   Electric                                    $ 1,729,311   $ 2,007,839   $   853,007   $  ----       $ 4,590,157
   Gas                                             227,809       175,472        68,047      ----           471,328
   Other                                           175,998       126,850           ---      ----           302,848
       Total                                     2,133,118     2,310,161       921,054      ----         5,364,333
   Less: Accumulated provision for depreciation   967,436     1,030,390       426,471      ----         2,424,297
   Construction work in progress                    55,519        43,719         3,129      ----           102,367
   Nuclear fuel--net                                19,368        34,725           ---      ----            54,093
       Net utility plant                         1,240,569     1,358,215       497,712      ----         3,096,496
OTHER PROPERTY, PLANT AND EQUIPMENT
     ---NET AND INVESTMENTS (NOTE 8)               144,671       314,071           453      ----           459,195
CURRENT ASSETS
    Cash and cash equivalents                       11,070         8,675         3,072      ----            22,817
    Accounts receivable ---net                      88,798        62,861        28,227      ----           179,886
    Fossil fuel inventories, at average cost        15,841        13,323        16,623      ----            45,787
    Materials and supplies, at average cost         29,907        22,842         6,214      ----            58,963
    Prepayments and other                           26,786        70,350        13,497      ----           110,633
        Total current assets                       172,402       178,051        67,633      ----           418,086
EXTERNAL DECOMMISSIONING FUND                       90,671        59,325           ---      ----           149,996
DEFERRED CHARGES AND OTHER                         252,218       215,900        73,402      ----           541,520
        TOTAL ASSETS                           $ 1,900,531   $ 2,125,562   $   639,200   $  ----       $ 4,665,293


See accompanying Notes to Unaudited Pro Forma Combined Financial Statements


                          INTERSTATE ENERGY CORPORATION

             UNAUDITED PRO FORMA COMBINED BALANCE SHEET (Continued)
                               December 31, 1996
                                (In thousands)

LIABILITIES AND EQUITY                           WPLH          IES           IPC        Pro Forma     Pro Forma
                                            (As Reported) (As Reported) (As Reported)  Adjustments    Combined
CAPITALIZATION
  Common Stock Equity:
     Common Stock (Note 1)                    $       308   $   407,635   $    33,848   $  -441,033   $       758
     Other stockholders' equity (Note 1)          607,047       219,246       172,210       430,033     1,428,536
           Total common stock equity              607,355       626,881       206,058       -11,000     1,429,294
   Preferred stock not mandatorily redeemable      59,963        18,320        10,819          ----        89,102
   Preferred stock mandatory sinking fund            ----          ----        24,147          ----        24,147
   Long-term debt ---net                          362,564       701,100       171,731          ----     1,235,395
           Total capitalization                 1,029,882     1,346,301       412,755       -11,000     2,777,938
CURRENT LIABILITIES
   Current maturities, sinking funds, and
     capital lease obligations                     67,626        23,598        17,000          ----       108,224
   Commercial paper, notes payable and other      102,779       135,000        28,700          ----       266,479
   Variable rate demand bonds                      56,975          ----          ----          ----        56,975
   Accounts payable and accruals                  120,986        99,861        14,013          ----       234,860
   Taxes accrued                                    4,669        43,926        16,953          ----        65,548
   Other accrued liabilities                       54,303        54,498        11,785        11,000       131,586
            Total current liabilities             407,338       356,883        88,451        11,000       863,672
OTHER LIABILITIES
   Deferred income taxes                          245,686       262,675        99,303          ----       607,664
   Deferred investment tax credits                 36,931        34,470        17,013          ----        88,414
   Accrued environmental remediation costs         74,075        47,502         7,234          ----       128,811
   Capital lease obligations                         ----        19,600          ----          ----        19,600
   Other liabilities and deferred credits         106,619        58,131        14,444          ----       179,194
            Total other liabilities               463,311       422,378       137,994          ----     1,023,683
      TOTAL CAPITALIZATION AND LIABILITIES    $ 1,900,531   $ 2,125,562   $   639,200   $      ----   $ 4,665,293


See accompanying Notes to Unaudited Pro Forma Combined Financial Statements


                            INTERSTATE ENERGY CORPORATION

                  UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31, 1996
                      (In thousands, except per share amounts)
                                      WPLH         IES           IPC       Pro Forma   Pro Forma
                                (As Reported) (As Reported) (As Reported) Adjustments  Combined
Operating Revenues
   Electric                       $   589,482  $   574,273  $   276,620  $ -----      $ 1,440,375
   Gas                                165,627      273,979       49,464    -----          489,070
   Other                              177,735      125,660        -----    -----          303,395
     Total operating revenues         932,844      973,912      326,084    -----        2,232,840
Operating Expenses
   Electric production fuels          114,470       84,579       57,560    -----          256,609
   Purchased power                     81,108       88,350       61,556    -----          231,014
   Cost of gas sold                   104,830      217,351       31,617    -----          353,798
   Other operation                    319,154      214,759       53,134    -----          587,047
   Maintenance                         46,492       49,001       16,164    -----          111,657
   Depreciation and amortization       90,683      107,393       31,087    -----          229,163
   Taxes other than income
       taxes                           34,603       48,171       16,064    -----           98,838
        Total operating expenses      791,340      809,604      267,182    -----        1,868,126
Operating Income                      141,504      164,308       58,902    -----          364,714
Other Income (Expense)
   Allowance for equity funds
       used during construction         2,270         -100           13    -----            2,183
   Other income and
       deductions ---net               15,644       -2,333        3,763    -----           17,074
   Total other income (expense)        17,914       -2,433        3,776    -----           19,257
Interest Charges                       41,089       52,619       16,222    -----          109,930
Income from continuing
   operations before income taxes
   and preferred dividends            118,329      109,256       46,456    -----          274,041
Income Taxes                           41,814       47,435       18,133    -----          107,382
Preferred dividends of
   subsidiaries (Note 2)                3,310          914        2,463    -----            6,687
Income from continuing
   Operations (Notes 3 and 6)     $    73,205  $    60,907  $    25,860  $ -----      $   159,972
Average Common Shares
   Outstanding (Note 1)                30,790       29,861        9,594    5,236           75,481
Earnings per share of Common
    Stock from continuing
   operations                     $      2.38  $      2.04  $      2.69  $ ----       $      2.12

See accompanying Notes to Unaudited Pro Forma Combined Financial Statements



                           INTERSTATE ENERGY CORPORATION

                 UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                           YEAR ENDED DECEMBER 31, 1995
                     (In thousands, except per share amounts)
                                    WPLH          IES           IPC      Pro Forma    Pro Forma
                               (As Reported) (As Reported) (As Reported) Adjustments  Combined

Operating Revenues
   Electric                      $   546,324  $   560,471  $   274,873  $  ----      $ 1,381,668
   Gas                               139,165      190,339       43,669     ----          373,173
   Other                             121,766      100,200         ----     ----          221,966
     Total operating revenues        807,255      851,010      318,542     ----        1,976,807
Operating Expenses
   Electric production fuels         116,488       96,256       62,164     ----          274,908
   Purchased power                    44,940       66,874       57,566     ----          169,380
   Cost of gas sold                   84,002      141,716       25,888     ----          251,606
   Other operation                   253,277      201,390       45,717     ----          500,384
   Maintenance                        42,043       46,093       14,881     ----          103,017
   Depreciation and amortization      86,319       97,958       29,560     ----          213,837
   Taxes other than income
       taxes                          34,188       49,011       15,990     ----           99,189
        Total operating expenses     661,257      699,298      251,766     ----        1,612,321
Operating Income                     145,998      151,712       66,776     ----          364,486
Other Income (Expense)
   Allowance for equity funds
       used during construction        1,425          386         ----     ----            1,811
   Other income and
       deductions ---net               6,509        3,170       -2,872     ----            6,807
   Total other income (expense)        7,934        3,556       -2,872     ----            8,618
Interest Charges                      42,896       47,689       16,795     ----          107,380
Income from continuing
   operations before income taxes
   and preferred dividends           111,036      107,579       47,109     ----          265,724
Income Taxes                          36,108       42,489       19,453     ----           98,050
Preferred dividends of
   subsidiaries (Note 2)               3,310          914        2,458     ----            6,682
Income from continuing
   Operations (Notes 3 and 6)    $    71,618  $    64,176  $    25,198   $ ----      $   160,992
Average Common Shares
   Outstanding (Note 1)               30,774       29,202        9,564    5,140           74,680
Earnings per share of Common
   Stock from continuing
   operations                    $      2.33  $      2.20  $      2.63   $ ----      $      2.16

See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                           INTERSTATE ENERGY CORPORATION

                 UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                           YEAR ENDED DECEMBER 31, 1994
                     (In thousands, except per share amounts)
                                     WPLH         IES          IPC       Pro Forma     Pro Forma
                                (As Reported) (As Reported) (As Reported) Adjustments  Combined
Operating Revenues
   Electric                       $  531,747   $  537,327   $  261,730   $ -----      $ 1,330,804
   Gas                               151,931      165,569       45,920     -----          363,420
   Other                             112,039       82,968         ----     -----          195,007
     Total operating revenues        795,717      785,864      307,650     -----        1,889,231
Operating Expenses
   Electric production fuels         123,469       85,952       61,384     -----          270,805
   Purchased power                    37,913       68,794       58,339     -----          165,046
   Cost of gas sold                  100,942      120,795       30,905     -----          252,642
   Other operation                   248,847      176,863       51,917     -----          477,627
   Maintenance                        41,227       52,841       17,160     -----          111,228
   Depreciation and amortization      80,351       86,378       28,212     -----          194,941
   Taxes other than income
       taxes                          33,788       46,308       16,298     -----           96,394
        Total operating expenses     666,537      637,931      264,215     -----        1,568,683
Operating Income                     129,180      147,933       43,435     -----          320,548
Other Income (Expense)
   Allowance for equity funds
       used during construction        3,009        2,299          166     -----            5,474
   Other income and
       deductions ---net              10,245        3,472        3,100     -----           16,817
   Total other income (expense)       13,254        5,771        3,266     -----           22,291
Interest Charges                      36,657       44,399       16,845     -----           97,901
Income from continuing
   operations before income taxes
   and preferred dividends           105,777      109,305       29,856     -----          244,938
Income Taxes                          36,043       41,573        9,189     -----           86,805
Preferred dividends of
   subsidiaries (Note 2)               3,310          914        2,454     ----             6,678
Income from continuing
   Operations (Notes 3 and 6)    $    66,424  $    66,818  $    18,213   $ ----       $   151,455
Average Common Shares
   Outstanding (Note 1)               30,671       28,560        9,479    5,041            73,751
Earnings per share of Common
   Stock from continuing
   operations                    $      2.17  $      2.34  $      1.92   $ ----       $      2.05

See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                      INTERSTATE ENERGY CORPORATION
                      NOTES TO UNAUDITED PRO FORMA
                      COMBINED FINANCIAL STATEMENTS


1. The pro forma combined financial statements reflect the conversion of each share of IES Common Stock (no par value) outstanding into 1.14 shares of WPLH Common Stock ($.01 par value) and the conversion of each share of IPC Common Stock ($3.50 par value) into
 1.11 shares of WPLH Common Stock ($.01 par value), and the continuation of each share of WPLH Common Stock ($.01 par value) outstanding as one share of Interstate Energy Common Stock, as provided in the Merger Agreement. The pro forma adjustment to common stock equity restates the common stock account to equal par value for all shares to be issued ($.01 par value per share of Interstate Energy Common Stock) and reclassifies the excess to other stockholders' equity. The pro forma combined statements of income are presented as if the companies were combined on January 1, 1994. The pro forma combined balance sheet gives effect to the Mergers as if they occurred at December 31, 1996.

 The number of shares of common stock used for calculating per share amounts is based on the exchange ratio shown below.

           Exchange   As reported   Pro forma   As reported   Pro forma   As reported   Pro forma
             Ratio      12/31/96     12/31/96     12/31/95     12/31/95     12/31/94     12/31/94

IES___         1.14        29,861      34,042        29,202      33,290        28,560      32,558
IPC___         1.11         9,594      10,649         9,564      10,616         9,479      10,522
WPLH__          N/A        30,790      30,790        30,774      30,774        30,671      30,671


2. The Preferred Stock of IPC has been reclassified in the pro forma statements as preferred stock of subsidiary companies and deducted in the determination of income from continuing operations which reflects the holding company structure of the entity formed through the Mergers.

3. IES's income from continuing operations for the year ended December 31, 1996 included costs incurred relating to its successful defense of a hostile takeover attempt mounted by MidAmerican Energy Company. The after-tax impact on income from continuing operations was a decrease of $4.6 million.

 Nonrecurring items affecting WPLH's performance for the year ended December 31, 1996 included the impact of the sale of a combustion
 turbine   and   the   sale  of  WPLH's  assisted-living   real   estate
 investments.   The  after-tax  impact  of  these  items  on  continuing
 operations  was  an  increase  of  $5.9  million.   Nonrecurring  items
 affecting  WPLH's  1994  performance  included  the  impact  of   early
 retirement and severance programs and the reversal of a coal contract penalty assessed by the Public Service Commission of Wisconsin which was charged to income in 1989. The net after-tax impact of these items on income from continuing operations for the year ended December 31, 1994 was a decrease of $8.3 million related to the early retirement and severance programs offset by an increase of $4.9 million related to the coal contract penalty reversal.

4. The allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Mergers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Costs arising from the proposed Mergers are currently estimated to be approximately $78 million (including transaction costs of $11 million related to fees for financial advisors, attorneys, accountants and consultants). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated costs savings will actually be realized.

 In addition to the $11 million of remaining transaction costs, since the announcement of the Merger Agreement on November 11, 1995, IES, IPC and WPLH have collectively incurred $6 million of merger-related transaction costs through December 31, 1996, which have been expensed and are reflected in the combined income statements as presented. The remaining $11 million of transaction costs have been reflected in the pro forma balance sheet at December 31, 1996 such that shareowners' equity has been reduced by $11 million and accrued liabilities have been increased by $11 million. None of the estimated cost savings, or costs to achieve such savings, have been reflected in the pro forma combined financial statements.

5. Intercompany transactions (including purchased and exchange power transactions) between WPLH, IES and IPC during the periods presented were included in the determination of regulated rates and were not material. Accordingly, no pro forma adjustments were made to eliminate such transactions.

6. The financial statements of WPLH reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7 million. The after-tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, WPLH recognized an additional loss of $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

 Operating revenues, related losses, and income tax benefits associated with the discontinued operations for the years ending December 31 were as follows:

                                                           1995        1994
  Operating revenues                                    $ 24,979    $ 34,798

  Loss from discontinued operations before income tax   $  3,663    $  1,806
  Income tax benefit                                       1,451         632
  Loss from discontinued operations                     $  2,212    $  1,174


7. Accounting principles have been consistently applied in the financial statement presentations for WPLH, IES and IPC with one exception. IPC does not include unbilled electric and gas revenues in its calculation of total revenues. The utility subsidiaries of WPLH and IES accrue unbilled revenues. The impact of this difference in accounting principles among the companies does not have a material impact on the unaudited pro forma combined financial statements as presented and, accordingly, no adjustments have been made to conform accounting principles.

8. At December 31, 1996, IES had a $20.0 million investment in Class A common stock of McLeod, Inc. (McLeod), a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services.

 McLeod completed an Initial Public Offering (IPO) of its Class A common stock in June 1996 and a secondary offering in November 1996. As of December 31, 1996, IES is the beneficial owner of approximately 10.6 million total shares on a fully diluted basis. Class B shares are convertible at the option of IES into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 vote per share. IES currently accounts for this investment under the cost method.

 IES has entered into an agreement with McLeod which provides that for two years commencing on June 10, 1996, IES cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. This contractual sale restriction results in restricted stock under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain
 Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, IES currently carries this investment at cost.

 The closing price of the McLeod Class A common stock on December 31, 1996, on the Nasdaq National Market, was $25.50 per share. The current market value of the shares IES beneficially owns (approximately 10.6 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax.

 Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares become qualified for sale within a one year period; this will occur on June 10, 1997, which is one year before the contractual restrictions on sale are lifted. At that time, the adjustment to reflect the estimated fair value of this investment will be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders' equity until realized (i.e. until the shares are sold by IES).

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.


                                   IES INDUSTRIES INC.
                                      (Registrant)



                                   By /s/       Lee Liu
                                                Lee Liu
                                        Chairman of the Board &
                                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997:



/s/  Lee Liu                            Chairman of the Board &
     Lee Liu                            Chief Executive Officer
                                        (Principal Executive Officer)



/s/  Thomas M. Walker                   Executive Vice President &
     Thomas M. Walker                   Chief Financial Officer
                                        (Principal Financial Officer)



/s/   John E. Ebright                   Controller & Chief Accounting Officer
      John E. Ebright                   (Principal Accounting Officer)



/s/  C.R.S. Anderson                    Director
     C.R.S. Anderson



     J. Wayne Bevis                     Director
     J. Wayne Bevis



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



/s/  David Q. Reed                      Director
     David Q. Reed



/s/  Henry Royer                        Director
     Henry Royer



/s/  Robert W. Schlutz                  Director
     Robert W. Schlutz



/s/  Anthony R. Weiler                  Director
     Anthony R. Weiler



                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.


                                   IES UTILITIES INC.
                                      (Registrant)



                                   By /s/       Lee Liu
                                                Lee Liu
                                        Chairman of the Board &
                                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997:



/s/  Lee Liu                            Chairman of the Board &
     Lee Liu                            Chief Executive Officer
                                        (Principal Executive Officer)



/s/  Thomas M. Walker                   Executive Vice President &
     Thomas M. Walker                   Chief Financial Officer
                                        (Principal Financial Officer)



/s/   John E. Ebright                   Controller & Chief Accounting Officer
      John E. Ebright                   (Principal Accounting Officer)



/s/  C.R.S. Anderson                    Director
     C.R.S. Anderson



     J. Wayne Bevis                     Director
     J. Wayne Bevis



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