Form 10-Q
period 1997-03-31
IES INDUSTRIES INC; IES UTILITIES INC
filed 1997-05-14
CIK 789943, 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1997

                                   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from               to


Commission       Registrant; State of Incorporation;           IRS Employer
File Number         Address; and Telephone Number           Identification No.

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of April 30, 1997.

  IES Industries Inc. Common Stock, no par value - 30,304,617 shares

  IES Utilities Inc. Common Stock, $2.50 par value - 13,370,788 shares



               IES INDUSTRIES INC. AND IES UTILITIES INC.


                                  INDEX


                                                                     Page No.


Part I.  Financial Information.


Item 1.   Consolidated Financial Statements.

          IES Industries Inc.:
            Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                    3 - 4
            Consolidated Statements of Income -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                                   5
            Consolidated Statements of Cash Flows -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                                   6
            Notes to Consolidated Financial Statements                7 - 14

          IES Utilities Inc.:
            Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                   15 - 16
            Consolidated Statements of Income -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                                  17
            Consolidated Statements of Cash Flows -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                                  18
            Notes to Consolidated Financial Statements                 19

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.              20 - 32


Part II.  Other Information.                                         33 - 35


Signatures.                                                          36 - 37


                        PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                       1997      December 31,
ASSETS (in thousands)                               (Unaudited)      1996

Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                       $ 2,015,838  $ 2,007,839
      Gas                                                176,439      175,472
      Other                                              132,421      126,850
                                                       2,324,698    2,310,161
    Less - Accumulated depreciation                    1,054,799    1,030,390
                                                       1,269,899    1,279,771
    Leased nuclear fuel, net of amortization              31,468       34,725
    Construction work in progress                         48,726       43,719
                                                       1,350,093    1,358,215
  Other, net of accumulated depreciation
    and amortization of $74,652 and
    $70,031, respectively                                228,521      223,805
                                                       1,578,614    1,582,020


Current assets:
  Cash and temporary cash investments                     26,625        8,675
  Accounts receivable -
    Customer, less allowance for doubtful
      accounts of $1,165 and $1,087, respectively         34,826       50,821
    Other                                                  9,466       12,040
  Income tax refunds receivable                            9,428        8,890
  Production fuel, at average cost                        12,042       13,323
  Materials and supplies, at average cost                 23,992       22,842
  Adjustment clause balances                                   0       10,752
  Regulatory assets                                       32,067       26,539
  Prepayments and other                                   19,698       24,169
                                                         168,144      178,051


Investments:
  Nuclear decommissioning trust funds                     61,516       59,325
  Investment in foreign entities                          45,142       44,946
  Investment in McLeod, Inc.                              29,200       29,200
  Cash surrender value of life insurance policies         11,562       11,217
  Other                                                    7,207        4,903
                                                         154,627      149,591


Other assets:
  Regulatory assets                                      196,096      201,129
  Deferred charges and other                              15,169       14,771
                                                         211,265      215,900
                                                     $ 2,112,650  $ 2,125,562


          IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     March 31,
CAPITALIZATION AND LIABILITIES                         1997      December 31,
(in thousands, except share amounts)                (Unaudited)      1996

Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 30,217,336
    and 30,077,212 shares, respectively              $   412,143  $   407,635
  Retained earnings                                      215,703      219,246
    Total common equity                                  627,846      626,881
  Cumulative preferred stock of IES Utilities Inc.        18,320       18,320
  Long-term debt (excluding current portion)             651,763      701,100
                                                       1,297,929    1,346,301


Current liabilities:
  Short-term borrowings                                  126,000      135,000
  Capital lease obligations                               14,047       15,125
  Maturities and sinking funds                            63,480        8,473
  Accounts payable                                        62,142       99,861
  Dividends payable                                       16,527       16,431
  Accrued interest                                        11,041        8,985
  Accrued taxes                                           71,599       43,926
  Accumulated refueling outage provision                   3,002        1,316
  Adjustment clause balances                               3,759            0
  Environmental liabilities                                5,679        5,679
  Other                                                   17,754       22,087
                                                         395,030      356,883


Long-term liabilities:
  Pension and other benefit obligations                   43,852       39,643
  Capital lease obligations                               17,421       19,600
  Environmental liabilities                               47,560       47,502
  Other                                                   21,959       18,488
                                                         130,792      125,233


Deferred credits:
  Accumulated deferred income taxes                      255,087      262,675
  Accumulated deferred investment tax credits             33,812       34,470
                                                         288,899      297,145


Commitments and contingencies (Note 7)


                                                     $ 2,112,650  $ 2,125,562


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          For the Three            For the Twelve
                                          Months Ended             Months Ended
                                            March 31                  March 31
                                        1997         1996         1997         1996
                                         (in thousands, except per share amounts)
Operating revenues:
  Electric                          $ 137,286    $ 125,368    $ 586,191    $ 569,262
  Gas                                  84,106       90,024      268,060      215,381
  Other                                36,295       27,805      134,151      103,173
                                      257,687      243,197      988,402      887,816

Operating expenses:
  Fuel for production                  29,881       20,292       94,168       97,105
  Purchased power                      18,673       14,469       92,553       65,029
  Gas purchased for resale             64,498       67,437      214,412      159,864
  Other operating expenses             52,964       52,525      215,197      205,822
  Maintenance                          13,568       10,833       51,736       44,763
  Depreciation and amortization        28,739       27,384      108,750       99,803
  Taxes other than income taxes        13,295       13,262       48,203       48,836
                                      221,618      206,202      825,019      721,222

Operating income                       36,069       36,995      163,383      166,594

Interest expense and other:
  Interest expense                     14,846       12,906       56,763       51,667
  Allowance for funds used during
    construction                         -394         -690       -1,807       -2,999
  Preferred dividend requirements
    of IES Utilities Inc.                 229          229          914          914
  Miscellaneous, net                     -244       -1,677        3,765       -4,489
                                       14,437       10,768       59,635       45,093

Income before income taxes             21,632       26,227      103,748      121,501

Income taxes:
  Current                              16,138       14,110       40,274       51,506
  Deferred                             -6,163       -1,317        6,988        1,138
  Amortization of investment
    tax credits                          -658         -661       -2,642       -2,674
                                        9,317       12,132       44,620       49,970

Net income                          $  12,315    $  14,095    $  59,128    $  71,531

Average number of common
  shares outstanding                   30,188       29,645       29,997       29,391

Earnings per average
  common share                      $    0.41    $    0.48    $    1.97    $    2.43

Dividends declared per
  common share                      $   0.525    $   0.525    $    2.10    $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


      IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          For the Three           For the Twelve
                                                           Months Ended            Months Ended
                                                             March 31                March 31
                                                         1997        1996        1997        1996
                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                         $  12,315   $  14,095   $  59,128   $  71,531
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                     28,739      27,384     108,750      99,803
      Amortization of principal under capital
        lease obligation                                 3,369       4,624      15,237      17,781
      Deferred taxes and investment tax credits         -6,821      -1,978       4,346      -1,536
      Refueling outage provision                         1,686       2,546      -7,234       3,569
      Amortization of other assets                       3,039       2,913       9,895       9,247
      Other                                              2,279       1,104       2,078       1,040
  Other changes in assets and liabilities -
      Accounts receivable                               18,569      -7,131       3,546     -20,186
      Sale of utility accounts receivable                    0           0       7,000      -6,000
      Production fuel, materials and supplies              916       1,351         687       3,744
      Accounts payable                                 -35,242      -8,620      -5,690      -4,064
      Accrued taxes                                     27,135      16,293      -7,123      20,371
      Provision for rate refunds                             0         166        -272      -7,728
      Adjustment clause balances                        14,511       3,387      -2,776       3,733
      Gas in storage                                     6,073       7,744      -2,825       2,798
      Other                                              1,927         772      12,921      -4,456
          Net cash flows from operating activities      78,495      64,650     197,668     189,647

Cash flows from financing activities:
      Dividends declared on common stock               -15,858     -15,582     -63,015     -61,792
      Proceeds from issuance of common stock             3,479       3,726      13,917      14,696
      Purchase of treasury stock                             0           0        -269           0
      Net change in IES Diversified Inc. credit
        facility                                         5,695        -995      54,550      52,725
      Proceeds from issuance of other long-term
        debt                                                 0           0      60,000      50,007
      Reductions in other long-term debt                   -79         -79     -15,454     -50,431
      Net change in short-term borrowings               -9,000      -9,000      34,000      64,000
      Principal payments under capital lease
        obligations                                     -2,296      -4,913     -16,491     -15,714
      Other                                                 96         -69        -292      -1,576
          Net cash flows from financing activities     -17,963     -26,912      66,946      51,915

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                       -19,758     -23,333    -138,684    -121,437
         Other                                         -13,423     -15,359     -94,183     -99,663
      Oil and gas properties held for resale                 0       9,843           0           0
      Deferred energy efficiency expenditures           -4,014      -3,667     -17,204     -18,159
      Nuclear decommissioning trust funds               -1,502      -1,502      -6,008      -6,219
      Proceeds from disposition of assets                  567       1,204       7,658      12,524
      Other                                             -4,452      -1,431          -3      -3,015
          Net cash flows from investing activities     -42,582     -34,245    -248,424    -235,969

Net increase in cash and temporary
  cash investments                                      17,950       3,493      16,190       5,593

Cash and temporary cash investments
  at beginning of period                                 8,675       6,942      10,435       4,842

Cash and temporary cash investments
  at end of period                                   $  26,625   $  10,435   $  26,625   $  10,435

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                    $  12,308   $  10,544   $  54,811   $  51,615
         Income taxes                                $    -676   $   8,471   $  45,733   $  32,215
      Noncash investing and financing activities -
         Capital lease obligations incurred          $     112   $   2,604   $  11,790   $   4,405


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


      This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997 for each of IES Industries Inc. and IES Utilities Inc. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, IES Utilities Inc. makes no representation as to information relating to IES Industries Inc. or to any other companies affiliated with IES Industries Inc. IES Industries Inc. and its consolidated subsidiaries may collectively be referred to as "the Company".

      From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the Company's service territory, federal and state regulatory or government actions, the operating of a nuclear facility and changes in the rate of inflation.


     IES INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                             March 31, 1997

(1)  GENERAL:

     The interim Consolidated Financial Statements have been prepared by IES Industries Inc. (Industries) and its consolidated subsidiaries, without audit, pursuant to the rules and regulations  of  the  United States Securities and  Exchange  Commission
(SEC). Industries' wholly-owned subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Industries is an
investor-owned   holding  company  whose  primary   operating   company,
Utilities, is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas. The Company's principal markets are located in the State of Iowa. The Company also has various non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, the Consolidated Financial Statements include all adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. Certain prior period amounts have been reclassified on a basis consistent with the 1997 presentation.

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

      It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The accounting and financial policies relative to the following items have been described in those notes and have been omitted herein because they have not changed materially through the date of this report:

     Summary of significant accounting policies
     Leases
     Utility accounts receivable (other than discussed in Note 4)
     Income taxes
     Benefit plans
     Common, preferred and preference stock
     Debt (other than discussed in Note 6)
     Estimated fair value of financial instruments (other than discussed in Note 5)
     Derivative financial instruments
     Commitments and contingencies (other than discussed in Note 7) Jointly-owned electric utility plant
     Segments of business


(2)   PROPOSED MERGER OF THE COMPANY:

      On November 10, 1995, Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement). At the 1996 annual meetings, the shareowners of all three companies approved the Merger Agreement. The merger is still subject to approval by several federal and state regulatory agencies. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion.


(3)  RATE MATTERS:

     (a)  Electric Price Announcements -

      Utilities and its Iowa-based proposed merger partner, IPC, announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the Iowa Utilities Board (IUB). The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in
operations.   Utilities,  Wisconsin Power & Light Company
(WP&L) and IPC also  proposed  to  freeze  their
wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the Federal Energy Regulatory Commission (FERC). The Company does not expect the merger-related electric price proposals to have a material adverse effect on its financial position or results of operations.

     (b)  Energy Efficiency Cost Recovery -

      Until recently, IUB rules mandated Utilities to spend 2% of electric and 1.5% of gas gross retail operating revenues for energy efficiency programs. Under provisions of the IUB rules, Utilities is currently recovering the energy efficiency costs incurred through 1993 for such programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. These costs are being recovered over a four-year period and the recovery began on June 1, 1995.

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

      Iowa  statutory changes enacted in 1996 have
eliminated: 1) the 2% and 1.5% spending requirements described above in favor of IUB-determined energy savings targets, 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending and 3) the recovery of a sharing reward. The IUB commenced a rulemaking in January 1997 to implement the statutory change and a final order in this proceeding was issued in April 1997. The new rules provide that the Company will begin to recover its 1996 expenditures, and the 1997 expenditures incurred at such time, during the summer of 1997 over a time period yet to be determined. The Company would also begin concurrent recovery of its prospective expenditures at such time. The implementation of these changes will gradually eliminate the regulatory asset which exists under the current rate making mechanism as these costs are recovered.

      The Company has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets as follows (in thousands):

                                         March 31,     December 31,
                                           1997            1996

Costs incurred through 1993              $  10,934      $  12,834
Costs incurred in 1994-1995                 33,612         33,161
Costs  incurred from  1/1/96 - 3/31/97      18,651         15,087
                                         $  63,197      $  61,082

      The above amounts include the direct expenditures and carrying costs incurred by the Company but do not include any amounts for a return on its expenditures over the recovery period or for a reward.


(4)   UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1997, $65 million was sold under the agreement.

      SFAS 125, issued by the FASB in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for Utilities' sale of accounts receivable agreement is impacted by this standard. As a result, the agreement was modified in the first quarter of 1997 to comply with the SFAS 125 requirements and thus the accounting and reporting for the sale of Utilities' receivables remains unchanged.


(5)  INVESTMENTS:

     (a)  Foreign Entities -

      At March 31, 1997, the Company had $45.1 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, 3) an investment in a cogeneration facility in China, and 4) an investment in an international venture capital fund. The Company accounts for the China investment under the equity method and the other investments under the cost method. The geographic concentration of the Company's investments in foreign entities at March 31, 1997, included investments of approximately $31.0 million in New Zealand, $13.7 million in China and $0.4 million in other countries.

     (b)  McLeod, Inc. (McLeod) -

      At March 31, 1997, the Company had a $20.0 million investment in Class A common stock of McLeod and a $9.2 million investment in Class B common stock as well as vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services.

      McLeod completed an Initial Public Offering (IPO) of its Class A common stock in June 1996 and a secondary offering in November 1996. As of March 31, 1997, the Company was the beneficial owner of approximately
10.6 million total shares on a fully diluted basis. Class B shares are convertible at the option of the Company into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 vote per share. The Company currently accounts for this investment under the cost method.

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

      The closing price of the McLeod Class A common stock on March 31, 1997, on the Nasdaq National Market, was $17.75 per share. The current market value of the shares the Company beneficially owns (approximately
10.6 million shares) is impacted by, among other things, the fact that the shares cannot be sold for a period of time. It is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax. The estimated fair value of the McLeod investment at March 31, 1997, based upon the closing price on March 31 of $17.75, was $185 million.

      Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares become qualified for sale within a one year period; this will occur on June 10, 1997, which is one year before the contractual restrictions on sale are lifted. At that time, the adjustment to reflect the estimated fair value of this investment will be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders' equity until realized (i.e., until the shares are sold by the Company).


(6)  DEBT:

     (a)  Long-Term Debt -

      In the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

      Diversified has a variable rate credit facility that extends through November 20, 1999, with two one-year extensions potentially available to Diversified. The unborrowed portion of the agreement is also used to support Diversified's commercial paper program. A combined maximum of $300 million of borrowings under the agreement and commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At March 31, 1997, $28 million was borrowed under this facility, with interest rates ranging from 5.75% to 5.81%, maturing in the second quarter of 1997. Diversified had $149.8 million of commercial paper outstanding at March 31, 1997, with interest rates ranging from 5.47% to 5.56% and maturity dates in the second quarter of 1997. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at March 31, 1997, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

     (b)  Short-Term Debt -

     At March 31, 1997, the Company had bank lines of credit aggregating $146.1 million. Utilities was using $126 million to support commercial paper (weighted average interest rate of 5.38%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1997, there were no borrowings outstanding under this facility.


(7)  CONTINGENCIES:

     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $53 million in its Consolidated Balance Sheets at March 31, 1997. The Company's significant environmental liabilities are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of ten sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining 16 sites and estimates the range of additional costs to be incurred for investigation, remediation and monitoring of the sites to be approximately $23 million to $54 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.7 million as current liabilities) at March 31, 1997. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with four carriers and an agreement in principle has been reached with two other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

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

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting Petroleum Corporation (Whiting), a wholly owned subsidiary under Diversified, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most
significant  of  which  is  located off the coast  of  California.   The
Company   estimates  the  total  costs  for  these  properties   to   be
approximately $16 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income, resulting in a liability of $7.8 million at March 31, 1997, in the Consolidated Balance Sheets.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. In December 1996, the EPA issued proposed rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. Also in the fourth quarter of 1996, the EPA announced that it would issue a notice in March 1997 requiring the 37 states in the Ozone Transport
Assessment Group (OTAG), which includes Iowa, to implement further controls on NOx. These proposals could result in the Company having to incur additional capital expenditures to further reduce its emissions of NOx, ozone and particulate matter. However, the March 1997 notice has not yet been issued and it now appears that Iowa may be one of several states removed from the OTAG process. The current developments in this process make the impacts of these potential regulations too speculative to quantify.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. As a result of exceedences at a relocated monitor, the EPA issued a letter in March 1997 to the Iowa Governor's Office directing the state to develop a plan of action within 120 days. The Governor of Iowa has since issued a letter to the EPA stating that a plan of action will be in place with local industry to avoid the area being declared nonattainment. In this regard, Utilities is entering into a Consent Agreement with the Iowa Department of Natural Resources. The intent of this agreement, as currently proposed, is to develop a three-year plan for a process to explore and implement options to modify one of Utilities fossil generating facilities to reduce SO2 emissions. In addition, Utilities is proposing to resolve the remainder of EPA's nonattainment concerns by modifying the current stacks or installing a new stack at the other generating facility contributing to the modeled exceedences, at a potential aggregate capital cost of up to $4.5 million over the next two years.

      Pursuant to a routine internal review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Utilities initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. Utilities may be required to accept operational limits or to install additional controls and may be subject to liability for not having obtained the permit previously; however, Utilities believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.




                IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS

                                                  March 31,
                                                    1997          December 31,
ASSETS (in thousands)                            (Unaudited)          1996

Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                 $ 2,015,838      $ 2,007,839
        Gas                                          176,439          175,472
        Other                                        132,421          126,850
                                                   2,324,698        2,310,161
    Less - Accumulated depreciation                1,054,799        1,030,390
                                                   1,269,899        1,279,771
    Leased nuclear fuel, net of amortization          31,468           34,725
    Construction work in progress                     48,726           43,719
                                                   1,350,093        1,358,215
  Other, net of accumulated depreciation
    and amortization of $1,518 and $1,438,
    respectively                                       5,791            5,872
                                                   1,355,884        1,364,087


Current assets:
  Cash and temporary cash investments                 21,833           11,608
  Accounts receivable -
    Customer, less allowance for doubtful
    accounts of $623 and $546, respectively           25,049           22,461
    Other                                              7,990           11,270
  Income tax refunds receivable                        2,117            2,664
  Production fuel, at average cost                    12,042           13,323
  Materials and supplies, at average cost             22,888           21,716
  Adjustment clause balances                               0           10,752
  Regulatory assets                                   32,067           26,539
  Prepayments and other                               13,558           18,705
                                                     137,544          139,038


Investments:
  Nuclear decommissioning trust funds                 61,516           59,325
  Cash surrender value of life insurance
    policies                                           4,457            4,281
  Other                                                   88              313
                                                      66,061           63,919


Other assets:
  Regulatory assets                                  196,096          201,129
  Deferred charges and other                          10,808           10,437
                                                     206,904          211,566
                                                 $ 1,766,393      $ 1,778,610





          IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                    March 31,
CAPITALIZATION AND LIABILITIES                         1997        December 31,
(in thousands, except share amounts)               (Unaudited)         1996

Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares; 13,370,788
    shares outstanding                           $    33,427      $    33,427
  Paid-in surplus                                    279,042          279,042
  Retained earnings                                  228,959          231,337
      Total common equity                            541,428          543,806
  Cumulative preferred stock - par value $50
    per share - authorized 466,406 shares;
    366,406 shares outstanding                        18,320           18,320
  Long-term debt (excluding current portion)         462,389          517,334
                                                   1,022,137        1,079,460


Current liabilities:
  Short-term borrowings                              126,000          135,000
  Capital lease obligations                           14,047           15,125
  Maturities and sinking funds                        63,140            8,140
  Accounts payable                                    48,598           76,287
  Accrued interest                                    10,886            8,839
  Accrued taxes                                       68,620           40,953
  Accumulated refueling outage provision               3,002            1,316
  Adjustment clause balances                           3,759                0
  Environmental liabilities                            5,517            5,517
  Other                                               15,074           17,114
                                                     358,643          308,291


Long-term liabilities:
  Pension and other benefit obligations               29,383           25,826
  Capital lease obligations                           17,421           19,600
  Environmental liabilities                           39,565           40,299
  Other                                               17,402           14,030
                                                     103,771           99,755


Deferred credits:
  Accumulated deferred income taxes                  248,030          256,634
  Accumulated deferred investment tax credits         33,812           34,470
                                                     281,842          291,104


Commitments and contingencies (Note 7)

                                                 $ 1,766,393      $ 1,778,610

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


        IES UTILITIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              For the Three               For the Twelve
                                                              Months Ended                Months Ended
                                                                March 31                    March 31
                                                           1997          1996          1997          1996
                                                                           (in thousands)
Operating revenues:
    Electric                                           $  137,286    $  125,368    $  586,191    $  569,262
    Gas                                                    81,428        69,241       173,051       153,358
    Other                                                   7,684         4,159        23,367        13,135
                                                          226,398       198,768       782,609       735,755


Operating expenses:
    Fuel for production                                    29,881        20,292        94,168        97,105
    Purchased power                                        18,673        14,469        92,553        65,029
    Gas purchased for resale                               60,791        47,369       117,298       100,434
    Other operating expenses                               36,296        38,358       147,939       149,196
    Maintenance                                            12,806         9,992        48,684        41,899
    Depreciation and amortization                          23,470        22,024        86,421        80,820
    Taxes other than income taxes                          11,893        12,060        43,436        44,699
                                                          193,810       164,564       630,499       579,182


Operating income                                           32,588        34,204       152,110       156,573


Interest expense and other:
   Interest expense                                        12,306        10,893        45,128        44,895
   Allowance for funds used during construction              -394          -690        -1,807        -2,999
   Miscellaneous, net                                        -420          -963         5,835          -117
                                                           11,492         9,240        49,156        41,779


Income before income taxes                                 21,096        24,964       102,954       114,794


Federal and state income taxes:
    Current                                                17,082        13,361        39,051        48,812
    Deferred                                               -7,179        -1,864         5,093         1,409
    Amortization of investment tax credits                   -658          -661        -2,642        -2,674
                                                            9,245        10,836        41,502        47,547


Net income                                                 11,851        14,128        61,452        67,247
Preferred dividend requirements                               229           229           914           914
Net income available for common stock                  $   11,622    $   13,899    $   60,538    $   66,333


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



       IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            For the Three             For the Twelve
                                                            Months Ended              Months Ended
                                                               March 31                  March 31
                                                          1997         1996         1997         1996
                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                          $  11,851    $  14,128    $  61,452    $  67,247
  Adjustments to reconcile net income to net cash
   flows from operating activities -
     Depreciation and amortization                       23,470       22,024       86,421       80,820
     Amortization of principal under capital
       lease obligations                                  3,369        4,624       15,237       17,781
     Deferred taxes and investment tax credits           -7,837       -2,525        2,451       -1,265
     Refueling outage provision                           1,686        2,546       -7,234        3,569
     Amortization of other assets                         2,952        2,913        9,832        9,247
     Other                                                  280            0          545          447
  Other changes in assets and liabilities -
     Accounts receivable                                    692       -7,459       -5,049      -17,302
     Sale of utility accounts receivable                      0            0        7,000       -6,000
     Production fuel, materials and supplies                894          902          644        2,612
     Accounts payable                                   -25,211      -10,296       -2,033      -10,451
     Accrued taxes                                       28,214       17,070          -90       16,638
     Provision for rate refunds                               0          166         -272       -7,728
     Adjustment clause balances                          14,511        3,387       -2,776        3,733
     Gas in storage                                       5,470        7,744       -2,825        2,798
     Other                                                5,266        1,506       11,047       -6,006
       Net cash flows from operating activities          65,607       56,730      174,350      156,140

Cash flows from financing activities:
  Dividends declared on common stock                    -14,000      -10,000      -48,000      -40,000
  Dividends declared on preferred stock                    -229         -229         -914         -914
  Proceeds from issuance of long-term debt                    0            0       60,000       50,000
  Reductions in long-term debt                                0            0      -15,140      -50,140
  Net change in short-term borrowings                    -9,000      -14,647       30,759       51,697
  Principal payments under capital
    lease obligations                                    -2,296       -4,913      -16,491      -15,714
  Other                                                       0          -86         -333       -1,910
    Net cash flows from financing activities            -25,525      -29,875        9,881       -6,981

Cash flows from investing activities:
  Construction and acquisition expenditures -
      Utility                                           -19,758      -23,374     -138,765     -121,833
      Other                                                 -12         -197       -1,083       -2,965
  Deferred energy efficiency expenditures                -4,014       -3,667      -17,204      -18,159
  Nuclear decommissioning trust funds                    -1,502       -1,502       -6,008       -6,219
  Other                                                  -4,571         -415          228       -2,039
    Net cash flows from investing activities            -29,857      -29,155     -162,832     -151,215

Net increase (decrease) in cash and temporary
  cash investments                                       10,225       -2,300       21,399       -2,056

Cash and temporary cash investments at
  beginning of period                                    11,608        2,734          434        2,490

Cash and temporary cash investments at end
  of period                                           $  21,833    $     434    $  21,833    $     434

Supplemental cash flow information:
  Cash paid during the period for -
    Interest                                          $   9,777    $   8,530    $  43,318    $  44,845
    Income taxes                                      $    -546    $   7,138    $  37,699    $  33,371
  Noncash investing and financing activities -
    Capital lease obligations incurred                $     112    $   2,604    $  11,790    $   4,405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




      IES UTILITIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)



      Except as modified below, the IES Industries Inc. (Industries) Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IES Utilities Inc. (Utilities). Industries'
Note 5 does not relate to Utilities and, therefore, is not incorporated by reference.


(1)  GENERAL:

     The interim Consolidated Financial Statements have been prepared by IES Utilities Inc. (Utilities) and its consolidated subsidiaries, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Utilities' only wholly-owned subsidiary is IES Ventures Inc. (Ventures), which is a holding company for unregulated investments.



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

      The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, the Federal Energy Regulatory Commission
(FERC) issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. The rules became effective in July 1996. Utilities filed conforming pro-forma open access transmission tariffs with the FERC which became effective in October 1995. In response to FERC Order 888, Utilities filed its final pro-forma tariffs with FERC in July 1996. The non-rate provisions of the tariffs were approved in November 1996. FERC has not yet ruled on the rate provisions of the tariffs. The geographic position of Utilities' transmission system could provide revenue opportunities in the open access environment. Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, received approval in the 1995 FERC proceeding to market electric power at market based rates. The Company cannot predict the long-term consequences of these rules on its results of operations or financial condition.

      FERC does not have jurisdiction over retail distribution, and thus the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

      The Iowa Utilities Board (IUB) initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. In January 1996, the IUB created its own timeline for evaluating industry restructuring in Iowa. Included in the IUB's process was the creation of a 22-member advisory panel, of which Utilities is a member. The IUB conducted public information meetings around the State of Iowa. The Staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the current level of relative prices. However, they will continue the analysis and debate on restructuring and retail competition in Iowa.

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, Interstate Power Company (IPC) and Wisconsin Power and Light Company (WP&L) (the utility subsidiary of WPL Holdings, Inc. (WPLH)), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assure fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC. Various other proposals for ISO's have been made by other companies, and Utilities is monitoring all such proposals. Membership in an ISO could become a condition of merger approval by the various regulatory bodies.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, the Company would be required to determine any impairment to other assets and write-down such assets to their fair value. Utilities believes that it still meets the requirements of SFAS 71.

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


                     PROPOSED MERGER OF THE COMPANY

     Industries, WPLH and IPC have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation (IEC).

      WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of WP&L and Heartland Development Corporation
(HDC). WP&L supplies electric and gas service to approximately 385,000 and 150,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

      The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state agencies. Updates to the status of these approvals are as follows (for additional information regarding the merger please refer to the Company's 1996 Annual Report on Form 10-K):

      The FERC issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues were set for hearings which began on April 23, 1997 and ended on May 2, 1997. A final decision is expected in the third or fourth quarter of 1997.

     On May 7, 1997, the Illinois Commerce Commission issued and order approving the proposed merger.

     On March 24, 1997, the Minnesota Public Utilities Commission issued an order approving the merger without hearings, subject to a number of technical conditions which the parties are willing to meet. Included is a 4-year rate freeze for IEC's Minnesota customers.

      A hearing regarding the merger is expected to begin July 14, 1997, before the Iowa Utilities Board.

      On May 7, 1997, WP&L filed testimony with the Public Service Commission of Wisconsin proposing a retail electric, gas and water rate freeze from the date of the merger approval through calendar year 2000.

      The companies expect to receive all necessary regulatory approvals relating to the merger by the third or fourth quarter of 1997. Refer to
Note 3(a) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale price proposals that Utilities has announced.


                  RESULTS OF OPERATIONS OF THE COMPANY

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company.

      The Company's net income decreased ($1.8) million and ($12.4) million during the three and twelve month periods, respectively. Earnings per average common share decreased ($0.07) and ($0.46) for the respective periods. Utilities' net income available for common stock decreased ($2.3) million and ($5.8) million during the three and twelve month periods, respectively. The impact of weather on Utilities' electric and gas sales contributed significantly to the decrease in earnings for both periods. Weather conditions in the first quarter of 1997 were milder than normal and weather conditions in the first quarter of 1996 were colder than normal. In addition, the twelve month periods were impacted by cooler weather conditions during the summer of 1996 than the summer of 1995. Accordingly, in comparing the three and twelve month periods, the Company estimates that weather impacted earnings by approximately ($0.06) per share and ($0.28) per share, respectively. The decrease in earnings for the twelve month period was also impacted by costs incurred relating to the successful defense of the hostile takeover attempt mounted by MidAmerican Energy Company (MAEC) in the third quarter of 1996 and a higher effective income tax rate. The Company estimates that the cost of the hostile takeover defense reduced earnings for the twelve month period by ($0.15) per share. Increased operating expenses and interest expense also contributed to the earnings decrease for both periods. Increased electric and steam sales to industrial customers at Utilities and increased earnings at the
Company's oil and gas subsidiary, Whiting Petroleum Corporation (Whiting), partially offset these items each period.

      The Company's operating income decreased ($0.9) million and ($3.2) million during the three and twelve month periods, respectively, while Utilities' operating income decreased ($1.6) million and ($4.5) million during the same periods.

Electric Operations

Electric margins and Kwh sales for Utilities for the three months ended March 31 were as follows:

                               Revenues and Costs          Kwhs Sold
                                 (In thousands)          (In thousands)
                                 1997       1996        1997        1996
Residential and rural      $    52,816 $   49,852      691,010    709,412
General service                 23,820     22,276      310,588    314,491
Large general service           51,100     41,598    1,411,096  1,275,964
Sales for resale and other       7,677      6,961      143,143    149,979
Total, excluding off-
  system sales                 135,413    120,687    2,555,837  2,449,846
Off-system sales                 1,873      4,681       46,895    256,557
    Total                      137,286    125,368    2,602,732  2,706,403

Fuel for production
  (excluding steam)             24,893     18,163
Purchased power                 18,673     14,469
Margin                     $    93,720 $   92,736

      The electric margin increased $1.0 million during the three month period primarily due to higher large general service Kwh sales relating to continuing industrial growth in Utilities' service territory. This increase was partially offset by lower Kwh sales to residential and rural and general service customers, largely due to the impact of weather. Under historically normal weather conditions, total Kwh sales (excluding off-system sales) for the three month period would have increased 5.6%, as compared to the actual increase of 4.3%.

Electric margins and Kwh sales for Utilities for the twelve months ended March 31 were as follows:

                               Revenues and Costs           Kwhs Sold
                                 (In thousands)           (In thousands)
                                 1997       1996         1997        1996
Residential and rural      $   215,763 $  219,683    2,615,302   2,720,333
General service                 99,741    101,672    1,227,212   1,256,724
Large general service          222,724    204,130    5,635,739   5,350,033
Sales for resale and other      31,281     25,327      580,942     586,996
Total, excluding off-
  system sales                 569,509    550,812   10,059,195   9,914,086
Off-system sales                16,682     18,450    1,021,636   1,084,190
    Total                      586,191    569,262   11,080,831  10,998,276

Fuel for production
  (excluding steam)             81,338     90,680
Purchased power                 92,553     65,029
Margin                     $   412,300 $  413,553

      The electric margin decreased ($1.3) million during the twelve month period primarily due to lower Kwh sales to residential and rural and general service customers and a true-up adjustment to unbilled sales recorded in 1995. In addition to the weather conditions for the three month period mentioned previously, the twelve month period Kwh sales for residential and rural and general service customers were also impacted by cooler weather conditions during the summer of 1996 as compared to the summer of 1995. These decreases were partially offset by continued large general service Kwh sales growth and lower purchased power capacity costs.

       Under   historically  normal  weather  conditions,  total   sales
(excluding off-system sales) for the twelve month period would have increased 4.1%, as compared to the actual increase of 1.5%.

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

Gas Operations

Gas margins and dekatherm (Dth) sales for Utilities and IEA for the three months ended March 31 were as follows:

                              Revenues and Costs          Dths Sold
                                (In thousands)          (In thousands)
                               1997        1996        1997        1996
Utilities -
  Residential            $    50,587 $    44,428       7,638       8,511
  Commercial                  25,575      21,186       4,333       4,762
  Industrial                   4,240       2,807         835         841
  Transportation and
    other                      1,026         820       2,764       2,826
  Total Utilities             81,428      69,241      15,570      16,940
IEA                            2,678      20,783         975       8,487
  Total                       84,106      90,024      16,545      25,427

Gas purchased for resale      64,498      67,437
Margin                   $    19,608 $    22,587

      Total gas margin decreased ($3.0) million during the three month period due to lower gas margins at both Utilities and IEA. The decrease in Utilities' margin was primarily due to lower Dth sales, resulting from the milder weather conditions in 1997. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have decreased (2.8%) during the three month period, as compared to the actual decrease of (8.1%).

      IEA's reported Dth gas sales were significantly lower as a result of IEA contributing substantially all of its gas marketing business to a joint venture, effective January 1, 1997, in exchange for a partial interest in the joint venture. The investment in the joint venture is accounted for under the equity accounting method and IEA's allocated portion of gas revenues and gas expenses resulting from the joint venture are recorded in "Miscellaneous, net" on Industries' Consolidated Statements of Income. Fluctuations in gas prices and the competitiveness of the gas marketing business also contributed to the lower margin at IEA.

Gas margins and Dth sales for Utilities and IEA for the twelve months ended March 31 were as follows:

                              Revenues and Costs          Dths Sold
                                (In thousands)          (In thousands)
                               1997        1996        1997        1996
Utilities -
  Residential            $   103,866 $    95,569      16,807      17,595
  Commercial                  51,356      45,098       9,894      10,168
  Industrial                  13,689       9,195       3,790       3,076
  Transportation and
    other                      4,140       3,496      10,279      10,908
  Total Utilities            173,051     153,358      40,770      41,747
IEA                           95,009      62,023      35,542      33,284
  Total                      268,060     215,381      76,312      75,031

Gas purchased for resale     214,412     159,864
Margin                   $    53,648 $    55,517

      Total gas margin decreased ($1.9) million during the twelve month period due to a lower margin at IEA which was partially offset by an increased margin at Utilities. While IEA's Dth gas sales increased during this time period, their margins actually decreased due to fluctuations in gas prices, the competitiveness of the gas marketing business and the formation of the joint venture, as discussed above.

      The increase in Utilities' margin was primarily due to the impact of an annual increase of $6.3 million in Utilities' gas rates that was implemented in the fourth quarter of 1995. This was partially offset by lower Dth sales, largely due to the milder weather conditions. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have decreased (1.0%) during the twelve month period, as compared to the actual decrease of (2.3%).

      Utilities'  gas  tariffs include purchased gas adjustment  clauses
(PGA) that are designed to currently recover the cost of gas sold.

Other Revenues The Company's other revenues increased $8.5 million and $31.0 million during the three and twelve month periods, respectively ($3.5 million and $10.2 million at Utilities). The increase for both periods was primarily because of increased steam revenues at Utilities, increased operating activities at IEA and increased oil and gas revenues at Whiting. Steam revenues at Utilities increased during both periods due to an increase in volumes sold resulting from the addition of new industrial customers. The increase in Whiting revenues during both periods was primarily due to increases in oil and gas prices.

Operating Expenses The Company's other operating expenses increased $0.4 million and $9.4 million during the three and twelve month periods, respectively (($2.1) million and ($1.3) million at Utilities). The increase for both periods was primarily due to costs relating to the increased operating activities at IEA and higher information technology costs. These increases were partially offset by decreases in costs relating to the Company's process improvement programs and decreased operating expenses at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility. Lower operating expenses at Whiting also partially offset the three month increase. Increases in costs relating to the pending merger and higher operating expenses at Whiting also contributed to the twelve month increase.

      The Company's maintenance expenses increased $2.7 million and $7.0 million during the three and twelve month periods, respectively ($2.8 million and $6.8 million at Utilities). The increase for both periods was primarily due to increased maintenance activities at Utilities' fossil-fueled generating stations. The twelve month increase was partially offset by lower maintenance expenses at the DAEC.

      The Company's depreciation and amortization expense increased $1.4 million and $8.9 million during the three and twelve month periods, respectively ($1.4 million and $5.6 million at Utilities), primarily because of increases in utility plant in service. The twelve month increase was also due to increases in amortization costs relating to the future dismantlement and abandonment of Whiting's offshore oil and gas properties. Depreciation and amortization expenses for both periods include a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

      During  the  first  quarter  of  1996,  the  Financial  Accounting
Standards Board (FASB) issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase and (2) the estimated cost for decommissioning could be recorded as a liability, rather than as accumulated depreciation, with recognition of an increase in the recorded amount of the related DAEC plant. If such changes are required, Utilities believes that there would not be an adverse effect on its financial position or results of operations based on current rate making practices.

Interest Expense and Other The Company's interest expense increased $1.9 million and $5.1 million during the three and twelve month periods, respectively ($1.4 million and $0.2 million at Utilities), primarily because of increases in the average amount of short-term debt outstanding at Utilities, the average amount of borrowings under Diversified's credit facility and a higher amount of long-term debt outstanding at Utilities. The twelve month increase was partially offset by lower average interest rates, rate refund interest recorded in 1995 at Utilities and the effects of an interest rate swap agreement at Diversified.

      Miscellaneous, net for the Company reflects a comparative decrease in income of ($8.3) million during the twelve month period (($6.0) million at Utilities), primarily due to approximately $7.8 million in costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC and certain property write-downs at Diversified. Dividends received from the two New Zealand entities in which the company has equity investments partially offset these items.

Income Taxes The Company's income tax expense decreased ($2.8) million and ($5.4) million during the three and twelve month periods, respectively (($1.6) million and ($6.0) million at Utilities), primarily due to lower pretax income. Also contributing to the decrease for the three month period was a reserve recorded in the first quarter of 1996 related to an Internal Revenue Service (IRS) audit for tax years 1991-1993. The decrease for both periods was partially offset by the incurrence of certain merger-related expenses which are not tax deductible. The decrease for the twelve month period was partially offset due to the recording of additional tax expense for the settlement of the IRS audit in the fourth quarter of 1996.


                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pretax ratio of times interest earned was 2.84 and 3.37 for the twelve months ended March 31, 1997 and March 31, 1996, respectively. Cash flows from operating activities for the twelve months ended March 31, 1997 and March 31, 1996 were $198 million and $190 million, respectively.

      The Company anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of Utilities' costs. See Notes 3 and 7 of the Notes to Consolidated Financial Statements as well as the Company's 1996 Annual Report on Form 10-K.

      Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on the Company's creditworthiness. The Company's debt ratings are as follows:

                                         Moody's      Standard & Poor's

     Utilities    - Long-term debt         A2                 A
                  - Commercial paper       P1                A1

     Diversified  - Commercial paper       P2                A2

      The Company's liquidity and capital resources will be affected by environmental, regulatory and competitive issues, including the ultimate disposition of remediation issues surrounding the Company's environmental liabilities and the Clean Air Act as amended, as discussed in Note 7 of the Notes to Consolidated Financial Statements and the Company's 1996 Annual Report on Form 10-K, and emerging competition in the electric utility industry as discussed in the Competition section. Consistent with rate making principles of the IUB, management believes that the costs incurred for the above matters will not have a material adverse effect on the financial position or results of operations of the Company.

      At March 31, 1997, Utilities had approximately $63 million of energy efficiency program costs recorded as regulatory assets. See Note 3(b) of the Notes to Consolidated Financial Statements for a discussion of the timing of the filings for the recovery of these costs under IUB rules and Iowa statutory changes recently enacted relating to these programs.

      At March 31, 1997, the Company had a $20.0 million investment in Class A common stock of McLeod, Inc. (McLeod) and a $9.2 million investment in Class B common stock as well as vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services. See Note 5(b) of the Notes to Consolidated Financial Statements for further information on the Company's investment in McLeod.

      The Company has financial guarantees amounting to $23.0 million outstanding at March 31, 1997, which are not reflected in the consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. The Company believes that any possible cash payments associated with these agreements will not have a material adverse effect on the financial position or results of operations of the Company.

      At  March  31, 1997, the Company had approximately $45 million  of investments  in  foreign  entities  (see  Note  5(a)  of  the  Notes  to
Consolidated Financial Statements for a further discussion). In addition, the Company also continues to explore other international investment opportunities. Such investments may carry a higher level of risk than the Company's traditional utility investments or Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others. The Company may also incur business development expenses for potential projects pursued by the Company that may never materialize. The Company is striving to select international investments where these risks are both understood and minimized.

      The Resale Power Group of Iowa (RPGI), consisting of virtually all of Utilities' wholesale customers, has notified Utilities that it will not purchase its power supply from Utilities after December 31, 1998. It is possible that certain RPGI customers will drop out of RPGI in order to remain as Utilities' customers; to-date, two customers have signed contracts to remain with Utilities. All RPGI customers will continue to purchase transmission services from Utilities after December 31, 1998. While the Company cannot determine the outcome of this issue at this time, the result will not have a material adverse effect on its financial position or results of operations given 1) Utilities' wholesale sales only account for approximately 5% of Utilities' total electric sales, excluding off-system sales; 2) Utilities currently has to supplement its generating capability with purchased power to meet its sales load; 3) Utilities' annual electric sales growth rate continues to be strong; and 4) Utilities will continue to realize transmission revenues from such customers.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, of which approximately $147 million represents expenditures at Utilities and approximately $78 million represents expenditures at Diversified. Of the $147 million of Utilities' expenditures, 39% represents expenditures for electric transmission and distribution facilities, 21% represents electric generation expenditures, 21% represents information technology expenditures and 5% represents gas expenditures. The remaining 14% represents miscellaneous electric, steam and general expenditures. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. The Company had construction and acquisition expenditures of approximately $33 million for the three months ended March 31, 1997, including approximately $20 million of utility expenditures and $13 million of non-utility expenditures.

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


                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt (excluding the $55 million of First Mortgage Bonds retired prior to maturity in the second quarter of 1997) will mature prior to December 31, 2001:

                                        (in millions)
         Utilities                         $ 192.2
         Diversified's credit facility       177.8
         Other subsidiaries' debt             11.1
                                           $ 381.1

      The Company intends to refinance the majority of the debt maturities with long-term securities.

      In the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At March 31, 1997, such restrictions would have allowed Utilities to issue at least $241 million of additional First Mortgage Bonds.

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

      Utilities has received authority from the FERC and the Securities and Exchange Commission (SEC) to issue up to $250 million of long-term debt, and has $135 million of remaining authority under the current FERC docket through April 1998, and $85 million of remaining authority under the current SEC shelf registration.

      Diversified  has  a  variable rate credit  facility  that  extends through November 20, 1999, with two one-year extensions potentially available to Diversified. Refer to Note 6(a) of the Notes to Consolidated Financial Statements for a further discussion of this credit facility.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At March 31, 1997, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at March 31, 1997.

      The Company's capitalization ratios at March 31, 1997 were as follows:


      Long-term debt       52%
      Preferred stock       1
      Common equity        47
                          100%

      The  ratios include $55 million of long-term debt due in less than
one-year   because  the  Company  refinanced  the  debt  with  long-term securities in the second quarter of 1997.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1998, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At March 31, 1997, Utilities had outstanding short-term borrowings of $126 million.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At March 31, 1997, Utilities had sold $65 million under the agreement.

     At March 31, 1997, the Company had bank lines of credit aggregating $146.1 million. Utilities was using $126 million to support commercial paper (weighted average interest rate of 5.38%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At March 31, 1997, there were no borrowings outstanding under this facility.


                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 Former Manufactured Gas Plant (FMGP) sites. Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.7 million as current liabilities) at March 31, 1997. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion, including a discussion of a lawsuit filed by Utilities seeking recovery of FMGP-related costs from its insurance carriers.

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

      Pursuant to a routine review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Refer to Note 7(b) of the Notes to Consolidated Financial Statements for a further discussion of the above mentioned air quality issues.

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." Refer to Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion.

     The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury, however, Utilities has since been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is aggressively reviewing options for expanding on-site storage and according to their current analysis, construction of an on-site storage facility with dry cask modular capability is the most favorable option. Utilities continues to evaluate these and other courses of action to protect the interests of its customers and its rights under the DOE contract. Utilities is also evaluating legislation proposed to the Congress addressing this issue. In July 1996, the IUB initiated a Notice of Inquiry (NOI) on spent nuclear fuel. In April 1997, IUB staff recommendations were accepted by the IUB and concluded that a state mandated escrowing of utility payments was inappropriate. The IUB also endorsed the feasibility of Utilities' plans for additional spent fuel storage in the state of Iowa. These recommendations are consistent with Utilities' comments in the NOI proceeding.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa has joined the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is planning a storage facility to be located in Ohio to store waste generated by the Compact's six member states. At
March   31,   1997,   Utilities  had  prepaid  costs  of   approximately
$1.1  million  to the Compact for the building of such  a  facility.   A
Compact  disposal  facility  is  anticipated  to  be  in  operation   in
approximately ten years after approval of new enabling legislation by the member states. Such legislation was approved in 1996 by all six states that are members of the Compact. Final approval by the U.S. Congress is now required. On-site storage capability currently exists for low-level radioactive waste expected to be generated until the Compact facility is able to accept waste materials. In addition, the
Barnwell,  South  Carolina  disposal  facility  has  reopened   for   an
indefinite time period and Utilities currently intends to ship to this facility the waste it produces as long as the Barnwell site remains open, thereby minimizing the amount of low-level waste stored on-site.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties. Refer to
Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion.


                              OTHER MATTERS

Labor  Issues   Utilities  has  six  collective  bargaining  agreements,
covering approximately 54% of its workforce. None of the agreements expires in 1997.

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At March 31, 1997, the only material financial derivatives outstanding for the Company were an interest rate swap agreement at Diversified and gas futures contracts at IEA.

Accounting Pronouncements   SFAS 128, Earnings Per Share, was issued  by
the FASB in the first quarter of 1997. SFAS 128 deals with, among other issues, the computation and disclosure of earnings per share amounts when a company has stock options, warrants and/or convertible securities outstanding. SFAS 128 is effective for periods ending after December 15, 1997, and is not expected to have a material impact upon adoption.

Inflation    The  Company does not expect the effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection  with  its  defense  against  allegations  of  liability  for property damage at and around Former Manufactured Gas Plant (FMGP) sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with four carriers and an agreement in principle has been reached with two other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

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

     On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleges that Utilities is discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of the Company, in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda is unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. The IUB hearings were held in March 1997. A decision is expected in the second quarter of 1997.

      On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (collectively the "Defendants", including three former employees of the Company and/or its subsidiaries) alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of Industries and Utilities, alleging, inter alia, tortious interference and commercial disparagement. On April 9, 1997, Utilities amended its suit to include Central Iowa Power Cooperative alleging that it, too, inter alia had violated Iowa's trade secret act, and had tortiously interfered with existing and prospective business advantage.

      Reference is made to Notes 3 and 7 of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and the Company's environmental matters, respectively, and
Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item 2.  Changes in the Rights of the Company's Security Holders.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) IES Utilities Inc. has calculated their ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

     For the twelve months ended:
          March 31, 1997           3.09
          December 31, 1996        3.23
          December 31, 1995        3.04
          December 31, 1994        3.18
          December 31, 1993        3.41
          December 31, 1992        2.49

(b) Leland Cox joined Utilities in April 1997 as Vice President, Sales and Service.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     *4(a)   Fifth Supplemental Indenture, dated as of April  1,
             1997, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993.

     *4(b)   Sixty-third  Supplemental Indenture,  dated  as  of
             April 1, 1997, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940.

     *4(c)   Commercial  Paper  Dealer Agreement,  dated  as  of
             November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc.

     *4(d)   First Amendment, dated as of March 24, 1997, to  the
             Commercial Paper Dealer Agreement, dated as of November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc.

     *10(a)  Receivables Purchase and Sale Agreement dated as  of
             June 30, 1989, as Amended and Restated as of February 28, 1997, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent).

     *12     Ratio of Earnings to Fixed Charges (IES Utilities Inc.)

     *27(a)  Financial Data Schedule (IES Industries Inc.)

     *27(b)  Financial Data Schedule (IES Utilities Inc.)

     *  Exhibits designated by an asterisk are filed herewith.


(b)  Reports on Form 8-K -

     IES Industries Inc.

     None.

     IES Utilities Inc.

          Items Reported       Financial Statements      Date of Report

                5                      None              April 28, 1997


                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                     (Registrant)




Date:  May 14, 1997               By /s/      Thomas M. Walker
                                                (Signature)
                                              Thomas M. Walker
                                         Executive Vice President &
                                          Chief Financial Officer




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



                                  IES UTILITIES INC.
                                     (Registrant)




Date:  May 14, 1997               By /s/       Thomas M. Walker
                                                 (Signature)
                                               Thomas M. Walker
                                          Executive Vice President &
                                           Chief Financial Officer




                                  By /s/            John E. Ebright
                                                      (Signature)
                                                    John E. Ebright
                                         Controller & Chief Accounting Officer