Form 10-Q
period 1997-06-30
IES INDUSTRIES INC; IES UTILITIES INC
filed 1997-08-13
CIK 789943, 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1997

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of July 31, 1997.

  IES Industries Inc. Common Stock, no par value - 30,439,245 shares

  IES Utilities Inc. Common Stock, $2.50 par value - 13,370,788 shares



               IES INDUSTRIES INC. AND IES UTILITIES INC.


                                  INDEX


                                                                     Page No.


Part I.  Financial Information.


Item 1.   Consolidated Financial Statements.

     IES Industries Inc.:
       Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                          3 - 4
       Consolidated Statements of Income -
          Three, Six and Twelve Months Ended
          June 30, 1997 and 1996                                         5
       Consolidated Statements of Cash Flows -
          Three, Six and Twelve Months Ended
          June 30, 1997 and 1996                                         6
       Notes to Consolidated Financial Statements                      7 - 14

     IES Utilities Inc.:
       Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                         15 - 16
       Consolidated Statements of Income -
          Three, Six and Twelve Months Ended
          June 30, 1997 and 1996                                         17
       Consolidated Statements of Cash Flows -
          Three, Six and Twelve Months Ended
          June 30, 1997 and 1996                                         18
       Notes to Consolidated Financial Statements                        19

Item 2.   Management's Discussion and Analysis of the
          Results of Operations and Financial Condition.              20 - 34


Part II.  Other Information.                                          35 - 38


Signatures.                                                           39 - 40


                      PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

            IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

                                                       June 30,
                                                        1997      December 31,
ASSETS (in thousands)                                (Unaudited)       1996

Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                       $ 2,032,872  $ 2,007,839
      Gas                                                178,588      175,472
      Other                                              133,707      126,850
                                                       2,345,167    2,310,161
    Less - Accumulated depreciation                    1,085,579    1,030,390
                                                       1,259,588    1,279,771
    Leased nuclear fuel, net of amortization              27,739       34,725
    Construction work in progress                         56,674       43,719
                                                       1,344,001    1,358,215
  Other, net of accumulated depreciation
    and amortization of $79,151 and
    $70,031, respectively                                244,386      223,805
                                                       1,588,387    1,582,020


Current assets:
  Cash and temporary cash investments                      8,932        8,675
  Accounts receivable -
    Customer, less allowance for doubtful accounts
      of $976 and $1,087, respectively                    24,002       50,821
    Other                                                  8,175       12,040
  Income tax refunds receivable                           17,740        8,890
  Production fuel, at average cost                        13,679       13,323
  Materials and supplies, at average cost                 24,183       22,842
  Adjustment clause balances                                   0       10,752
  Regulatory assets                                       34,644       26,539
  Prepayments and other                                   17,017       24,169
                                                         148,372      178,051


Investments:
  Nuclear decommissioning trust funds                     69,490       59,325
  Investment in foreign entities                          46,498       44,946
  Investment in McLeodUSA Inc.                            28,960       29,200
  Cash surrender value of life insurance policies         11,906       11,217
  Other                                                    6,217        4,903
                                                         163,071      149,591


Other assets:
  Regulatory assets                                      195,717      201,129
  Deferred charges and other                              14,609       14,771
                                                         210,326      215,900
                                                     $ 2,110,156  $ 2,125,562



    IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                       June 30,
CAPITALIZATION AND LIABILITIES                          1997      December 31,
(in thousands, except share amounts)                 (Unaudited)       1996

Capitalization:
  Common stock - no par value - authorized
    48,000,000 shares; outstanding 30,352,843
    and 30,077,212 shares, respectively              $   415,603  $   407,635
  Retained earnings                                      208,119      219,246
    Total common equity                                  623,722      626,881
  Cumulative preferred stock of IES Utilities Inc.        18,320       18,320
  Long-term debt (excluding current portion)             719,654      701,100
                                                       1,361,696    1,346,301


Current liabilities:
  Short-term borrowings                                  150,000      135,000
  Capital lease obligations                               13,923       15,125
  Maturities and sinking funds                               487        8,473
  Accounts payable                                        58,188       99,861
  Dividends payable                                       16,578       16,431
  Accrued interest                                         8,605        8,985
  Accrued taxes                                           45,903       43,926
  Accumulated refueling outage provision                   5,506        1,316
  Adjustment clause balances                               4,315            0
  Environmental liabilities                                5,661        5,679
  Other                                                   21,316       22,087
                                                         330,482      356,883


Long-term liabilities:
  Pension and other benefit obligations                   48,067       39,643
  Capital lease obligations                               13,816       19,600
  Environmental liabilities                               47,850       47,502
  Other                                                   21,923       18,488
                                                         131,656      125,233


Deferred credits:
  Accumulated deferred income taxes                      253,168      262,675
  Accumulated deferred investment tax credits             33,154       34,470
                                                         286,322      297,145


Commitments and contingencies (Note 7)


                                                     $ 2,110,156  $ 2,125,562

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


          IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      For the Three         For the Six          For the Twelve
                                       Months Ended         Months Ended         Months Ended
                                         June 30               June 30               June 30
                                     1997       1996       1997       1996       1997       1996
                                              (in thousands, except per share amounts)

Operating revenues:
  Electric                         $ 137,691  $ 137,032  $ 274,977  $ 262,400  $ 586,850  $ 573,246
  Gas                                 25,768     42,628    109,874    132,651    251,201    225,999
  Other                               31,674     30,988     67,969     58,793    134,831    109,773
                                     195,133    210,648    452,820    453,844    972,882    909,018

Operating expenses:
  Fuel for production                 26,532     22,728     56,413     43,021     97,972     99,530
  Purchased power                     15,050     22,000     33,723     36,469     85,603     69,899
  Gas purchased for resale            15,843     31,814     80,341     99,250    198,442    168,610
  Other operating expenses            53,357     52,283    106,320    104,808    216,265    212,231
  Maintenance                         13,481     15,087     27,049     25,920     50,130     48,525
  Depreciation and amortization       28,582     27,225     57,321     54,608    110,106    102,104
  Taxes other than income taxes       12,897     12,741     26,193     26,004     48,360     48,211
                                     165,742    183,878    387,360    390,080    806,878    749,110

Operating income                      29,391     26,770     65,460     63,764    166,004    159,908

Interest expense and other:
  Interest expense                    15,592     12,934     30,439     25,839     59,421     51,518
  Allowance for funds used
    during construction                 -372       -691       -767     -1,380     -1,489     -2,904
  Preferred dividend requirements
    of IES Utilities Inc.                229        229        457        457        914        914
  Miscellaneous, net                   1,936       -696      1,693     -2,373      6,398     -5,016
                                      17,385     11,776     31,822     22,543     65,244     44,512

Income before income taxes            12,006     14,994     33,638     41,221    100,760    115,396

Income taxes:
  Current                              4,855      5,466     20,992     19,576     39,663     51,713
  Deferred                              -541      2,133     -6,703        817      4,314       -732
  Amortization of investment
    tax credits                         -658       -661     -1,316     -1,323     -2,639     -2,663
                                       3,656      6,938     12,973     19,070     41,338     48,318

Net income                         $   8,350  $   8,056  $  20,665  $  22,151  $  59,422  $  67,078

Average number of common
  shares outstanding                  30,324     29,801     30,256     29,723     30,128     29,560

Earnings per average
  common share                     $    0.28  $    0.27  $    0.68  $    0.75  $    1.97  $    2.27

Dividends declared per
  common share                     $   0.525  $   0.525  $    1.05  $    1.05  $    2.10  $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


        IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            For the Three        For the Six        For the Twelve
                                                            Months Ended         Months Ended       Months Ended
                                                               June 30             June 30             June 30
                                                            1997      1996      1997      1996      1997      1996
                                                                                (in thousands)
Cash flows from operating activities:
  Net income                                           $   8,350 $   8,056 $  20,665 $  22,151 $  59,422 $  67,078
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                       28,582    27,225    57,321    54,608   110,106   102,104
      Amortization of principal under capital
        lease obligations                                  3,740     4,626     7,109     9,250    14,351    19,096
      Deferred taxes and investment tax credits           -1,199     1,472    -8,019      -506     1,675    -3,395
      Refueling outage provision                           2,504     2,373     4,190     4,920    -7,104    10,374
      Amortization of other assets                         2,190     2,194     5,226     5,104     9,875     9,853
      Other                                                  774       285     3,053     1,390     2,616     1,223
  Other changes in assets and liabilities -
      Accounts receivable                                 12,115     9,431    30,684     2,300     6,230   -19,078
      Sale of utility accounts receivable                      0     7,000         0     7,000         0     9,000
      Production fuel, materials and supplies             -1,977      -396    -1,060       484      -894     5,365
      Accounts payable                                    -3,967    -1,554   -39,210   -10,175    -8,039     8,523
      Accrued taxes                                      -34,008   -28,680    -6,873   -12,387   -12,451      -115
      Provision for rate refunds                               0      -229         0       -63       -43   -10,164
      Adjustment clause balances                             556    -3,726    15,067      -339     1,506     2,332
      Gas in storage                                       2,748     1,501     8,821     9,245    -1,578     2,350
      Other                                                3,536     3,888     5,464     4,662    12,598     2,020
          Net cash flows from operating activities        23,944    33,466   102,438    97,644   188,270   206,566

Cash flows from financing activities:
      Dividends declared on common stock                 -15,934   -15,643   -31,792   -31,225   -63,306   -62,117
      Proceeds from issuance of common stock               3,147     3,673     6,626     7,399    13,391    15,014
      Purchase of treasury stock                             -83      -269       -83      -269       -83      -269
      Net change in IES Diversified Inc. credit
        facility                                          13,077    11,965    18,772    10,970    55,662    75,415
      Proceeds from issuance of other long-term
        debt                                              55,000         0    55,000         0   115,000    50,003
      Reductions in other long-term debt                 -63,195      -217   -63,274      -296   -78,432   -50,440
      Net change in short-term borrowings                 24,000    33,000    15,000    24,000    25,000    38,000
      Principal payments under capital lease
        obligations                                       -3,369    -4,624    -5,665    -9,536   -15,237   -17,781
      Other                                                  -61       -22        35       -91      -400    -1,669
          Net cash flows from financing activities        12,582    27,863    -5,381       952    51,595    46,156

Cash flows from investing activities:
      Construction and acquisition expenditures -
         Utility                                         -28,466   -34,000   -48,231   -57,333  -133,147  -125,292
         Other                                           -22,254   -18,456   -35,670   -33,815   -97,985  -106,879
      Oil and gas properties held for resale                   0         0         0     9,843         0         0
      Deferred energy efficiency expenditures             -3,516    -5,090    -7,530    -8,757   -15,630   -18,808
      Nuclear decommissioning trust funds                 -1,502    -1,502    -3,004    -3,004    -6,008    -6,338
      Proceeds from disposition of assets                  1,215       652     1,782     1,856     8,221    10,034
      Other                                                  304     1,152    -4,147       192      -904      -318
          Net cash flows from investing activities       -54,219   -57,244   -96,800   -91,018  -245,453  -247,601

Net increase (decrease) in cash and temporary
  cash investments                                       -17,693     4,085       257     7,578    -5,588     5,121

Cash and temporary cash investments
  at beginning of period                                  26,625    10,435     8,675     6,942    14,520     9,399

Cash and temporary cash investments
  at end of period                                     $   8,932 $  14,520 $   8,932 $  14,520 $   8,932 $  14,520

Supplemental cash flow information:
    Cash paid during the period for -
      Interest                                         $  17,330 $  12,992 $  29,638 $  23,535 $  59,148 $  49,440
      Income taxes                                     $  29,873 $  24,277 $  29,197 $  32,748 $  51,330 $  50,877
    Noncash investing and financing activities -
      Capital lease obligations incurred               $      10 $  10,243 $     123 $  12,846 $   1,558 $  13,106


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



      This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1997 for each of IES Industries Inc. and IES Utilities Inc. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, IES Utilities Inc. makes no representation as to information relating to IES Industries Inc. or to any other companies affiliated with IES Industries Inc. IES Industries Inc. and its consolidated subsidiaries may collectively be referred to as "the Company".

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

                              June 30, 1997

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


(3)  RATE MATTERS:

     (a)  Electric Price Announcements -

     Utilities and its Iowa-based proposed merger partner, IPC, announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the merger-related application filed with the Iowa Utilities Board (IUB). The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. Utilities, Wisconsin Power and Light Company (WP&L) and IPC also proposed to freeze their wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the Federal Energy Regulatory Commission (FERC). The Company does not expect the merger-related electric price proposals to have a material adverse effect on its financial position or results of operations.

     (b)  Energy Efficiency Cost Recovery -

     Under provisions of the IUB rules, Utilities is currently recovering the costs incurred through 1993 for its energy efficiency programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. These costs are being recovered over a four-year period and the recovery began on June 1, 1995.

      In December 1996, under provisions of the IUB rules, the Company filed for recovery of the costs relating to its 1994 and 1995 programs. The Company received the IUB's final order in the proceeding in May 1997 which allowed for recovery of approximately $45 million ($35 million electric and $10 million gas) and was composed of direct expenditures and carrying costs as well as a return on the expenditures over the recovery period. The costs will be recovered over a four-year period and such recovery commenced on August 1, 1997.

      Iowa statutory changes enacted in 1996 have eliminated: 1) specific electric and gas percentage spending requirements in favor of IUB-determined energy savings targets, 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending and 3) the recovery of a sharing reward. The IUB commenced a rulemaking in January 1997 to implement the statutory changes and a final order in this proceeding was issued in April 1997. The new rules provide that the Company recover its 1996 expenditures, and the 1997 expenditures incurred prior to August 1, 1997, over a four-year recovery period which began on August 1, 1997. The Company also began concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset which exists under the current rate making mechanism as these costs are recovered.

      The Company has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                           June 30,    December 31,
                                             1997          1996

Costs incurred through 1993               $  9,890       $ 12,834
Costs incurred in 1994-1995                 34,328         33,161
Costs incurred from 1/1/96 - 6/30/97        21,451         15,087
                                          $ 65,669       $ 61,082

      The above amounts include the direct expenditures and carrying costs incurred by the Company but do not include any amounts for a return on its expenditures over the recovery period.


(4)  UTILITY ACCOUNTS RECEIVABLE:

     Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1997, $65 million was sold under the agreement.

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


(5)  INVESTMENTS:

     (a)  Foreign Entities -

      At June 30, 1997, the Company had $46.5 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, 3) an investment in a cogeneration facility in China, and 4) an investment in an international venture capital fund. The Company accounts for the China investment under the equity method and the other investments under the cost method. The geographic concentration of the Company's investments in foreign entities at June 30, 1997, included investments of approximately $32.1 million in New Zealand, $13.9 million in China and $0.5 million in other countries.

     (b)  McLeodUSA Inc. (McLeod) -

      At June 30, 1997, the Company had a $29.0 million investment in Class A common stock of McLeod and vested options that, if exercised, would represent an additional investment of approximately $2.3 million (1.3 million shares). During the second quarter of 1997, the Company converted its $9.2 million investment in Class B Common Stock into shares of Class A Common Stock. McLeod provides local, long-distance and other telecommunications services.

      McLeod completed an Initial Public Offering (IPO) of its Class A common stock in June 1996 and a secondary offering in November 1996. As of June 30, 1997, the Company was the beneficial owner of approximately
10.3 million total shares on a fully diluted basis. (The Company contributed 300,000 of its McLeod Class A shares to the IES Industries Charitable Foundation in the second quarter of 1997.) The Company currently accounts for this investment under the cost method.

      The Company has entered into an agreement with McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors. The agreement was modified in the second quarter of 1997 to extend the restriction until the earlier of March 1999 or twelve months following the completion of a recently announced merger between McLeod and Consolidated Communications Inc. (CCI). This merger is expected to be completed in the second half of 1997. (In the event the merger is not consummated, the restriction will be eliminated in June 1998.) This contractual sale restriction results in restricted stock under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, the Company currently carries this investment at cost.

      The closing price of the McLeod Class A common stock on June 30, 1997, on the Nasdaq National Market, was $33.75 per share. The current market value of the shares the Company beneficially owns (approximately
10.3 million shares) is impacted by, among other things, the fact that the shares cannot be sold for a period of time. It is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax. The estimated fair value of the McLeod investment at June 30, 1997, based upon the closing price on June 30 of $33.75, was $347 million.

      Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares become qualified for sale within a one year period; this will occur on the earlier of the close of the McLeod/CCI merger or March 1998 (assuming the McLeod/CCI merger consummates), which is one year before the contractual restrictions on sale are lifted. At that time, the adjustment to reflect the estimated fair value of this investment will be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders' equity until realized (i.e., until the shares are sold by the Company).


(6)  DEBT:

     (a)  Long-Term Debt -

      In August 1997, Utilities issued $135 million of 6-5/8% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

      Utilities repaid at maturity $8 million of 6-1/8% First Mortgage Bonds during the second quarter of 1997.

     Also in the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

      Diversified  has  a  variable rate credit  facility  that  extends through November 20, 1999, with two one-year extensions potentially available to Diversified. The unborrowed portion of the agreement is also used to support Diversified's commercial paper program. A combined maximum of $300 million of borrowings under the agreement and commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under the agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year. At June 30, 1997, there were no borrowings outstanding under this facility. Diversified had $190.9 million of commercial paper outstanding at June 30, 1997, with interest rates ranging from 5.78% to 6.65% and maturity dates in the third quarter of 1997. Diversified intends to continue borrowing under the renewal options of the facility and no conditions exist at June 30, 1997, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

     (b)  Short-Term Debt -

      At June 30, 1997, the Company had bank lines of credit aggregating $160.1 million. Utilities was using $145 million to support commercial paper (weighted average interest rate of 6.13%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1997, there was $5 million outstanding under this facility (weighted average interest rate of 5.98%).


(7)  CONTINGENCIES:

     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $54 million in its Consolidated Balance Sheets at June 30, 1997. The Company's significant environmental liabilities are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of twelve sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining fourteen sites and estimates the range of additional costs to be incurred for investigation, remediation and monitoring of the sites to be approximately $24 million to $55 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.7 million as current liabilities) at June 30, 1997. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with five carriers and an agreement in principle has been reached with three other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

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

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary under Diversified, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. The Company estimates the total costs for these properties to be approximately $16 million and the expenditures are not expected to be incurred for approximately four years. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income, resulting in a liability of $8.6 million at June 30, 1997, in the Consolidated Balance Sheets.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. In December 1996, the EPA issued proposed rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. In June 1997, President Clinton gave his support for lowering the NAAQS for ozone and particulate matter. In July 1997, the EPA issued the final rules on these emissions issues. The impacts of these regulations are too speculative to quantify at this point in time.

       Also in the fourth quarter of 1996, the EPA announced that it would issue a notice requiring the 37 states in the Ozone Transport Assessment Group (OTAG), which includes Iowa, to implement further controls on NOx. In June 1997, OTAG made their final recommendations to the EPA. These recommendations exclude Iowa from the OTAG process with the understanding that Iowa will work with Wisconsin in the development of the SE Wisconsin attainment State Implementation Plan (SIP). Utilities believes that the potential cost of this effort will not have a material adverse effect on its financial position or results of operations.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. As a result of exceedences at a relocated monitor, the EPA issued a letter in March 1997 to the Iowa Governor's Office directing the state to develop a plan of action within 120 days. The Governor of Iowa then issued a letter to the EPA stating that a plan of action would be in place with local industry to avoid the area being declared nonattainment. In this regard, Utilities has entered into a Consent Order with the Iowa Department of Natural Resources (IDNR). The objective of this order is to establish the necessary commitments which will maintain the area in attainment for SO2. Two primary commitments are being made by Utilities in this consent order: 1) Utilities will limit SO2 emissions from the two noted generating facilities located in Cedar Rapids, and 2) Utilities will install a new stack at one of the facilities at a potential aggregate capital cost of up to $4.5 million over the next two years. It is anticipated that this consent order will receive EPA approval in the third quarter of 1997.

      Pursuant to a routine internal review of operations, Utilities determined that certain changes undertaken during the previous three years at one of its power plants may have required a federal Prevention of Significant Deterioration (PSD) permit. Utilities initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. Utilities expects to receive the PSD permit by the fourth quarter of 1997. Utilities may be required to accept operational limits or to install additional controls and may be subject to a penalty for not having obtained the permit previously; however, Utilities believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.


             IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS


                                                   June 30,
                                                    1997          December 31,
ASSETS (in thousands)                            (Unaudited)          1996

Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                                 $ 2,032,872      $ 2,007,839
        Gas                                          178,588          175,472
        Other                                        133,707          126,850
                                                   2,345,167        2,310,161
    Less - Accumulated depreciation                1,085,579        1,030,390
                                                   1,259,588        1,279,771
    Leased nuclear fuel, net of amortization          27,739           34,725
    Construction work in progress                     56,674           43,719
                                                   1,344,001        1,358,215
  Other, net of accumulated depreciation
    and amortization of $1,560 and
    $1,438, respectively                               5,750            5,872
                                                   1,349,751        1,364,087


Current assets:
  Cash and temporary cash investments                  3,381           11,608
  Accounts receivable -
    Customer, less allowance for doubtful
      accounts of $491 and $546, respectively         13,691           22,461
    Other                                              7,797           11,270
  Income tax refunds receivable                       10,815            2,664
  Production fuel, at average cost                    13,679           13,323
  Materials and supplies, at average cost             22,666           21,716
  Adjustment clause balances                               0           10,752
  Regulatory assets                                   34,644           26,539
  Prepayments and other                               11,147           18,705
                                                     117,820          139,038


Investments:
  Nuclear decommissioning trust funds                 69,490           59,325
  Cash surrender value of life
    insurance policies                                 4,635            4,281
  Other                                                   79              313
                                                      74,204           63,919


Other assets:
  Regulatory assets                                  195,717          201,129
  Deferred charges and other                          10,273           10,437
                                                     205,990          211,566
                                                 $ 1,747,765      $ 1,778,610



             IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                   June 30,
CAPITALIZATION AND LIABILITIES                      1997          December 31,
(in thousands, except share amounts)             (Unaudited)          1996

Capitalization:
  Common stock - par value $2.50 per
    share - authorized 24,000,000 shares;
    13,370,788 shares outstanding                $    33,427      $    33,427
  Paid-in surplus                                    279,042          279,042
  Retained earnings                                  221,622          231,337
      Total common equity                            534,091          543,806
  Cumulative preferred stock - par
    value $50 per share - authorized
    466,406 shares; 366,406 shares outstanding        18,320           18,320
  Long-term debt (excluding current portion)         517,265          517,334
                                                   1,069,676        1,079,460


Current liabilities:
  Short-term borrowings                              150,000          135,000
  Capital lease obligations                           13,923           15,125
  Maturities and sinking funds                           140            8,140
  Accounts payable                                    46,932           76,287
  Accrued interest                                     8,591            8,839
  Accrued taxes                                       43,262           40,953
  Accumulated refueling outage provision               5,506            1,316
  Adjustment clause balances                           4,315                0
  Environmental liabilities                            5,517            5,517
  Other                                               18,172           17,114
                                                     296,358          308,291


Long-term liabilities:
  Pension and other benefit obligations               32,992           25,826
  Capital lease obligations                           13,816           19,600
  Environmental liabilities                           39,070           40,299
  Other                                               17,299           14,030
                                                     103,177           99,755


Deferred credits:
  Accumulated deferred income taxes                  245,400          256,634
  Accumulated deferred investment tax credits         33,154           34,470
                                                     278,554          291,104


Commitments and contingencies (Note 7)


                                                 $ 1,747,765      $ 1,778,610

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


        IES UTILITIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                            For the Three             For the Six              For the Twelve
                                            Months Ended              Months Ended             Months Ended
                                               June 30                   June 30                   June 30
                                          1997         1996         1997         1996         1997         1996
                                                                      (in thousands)
Operating revenues:
    Electric                          $ 137,691    $ 137,032    $ 274,977    $ 262,400    $ 586,850    $ 573,246
    Gas                                  25,776       22,445      107,203       91,686      176,382      153,951
    Other                                 6,156        4,763       13,841        8,922       24,761       15,126
                                        169,623      164,240      396,021      363,008      787,993      742,323


Operating expenses:
    Fuel for production                  26,532       22,728       56,413       43,021       97,972       99,530
    Purchased power                      15,050       22,000       33,723       36,469       85,603       69,899
    Gas purchased for resale             15,788       12,042       76,579       59,411      121,044       99,021
    Other operating expenses             38,163       36,555       74,459       74,912      149,548      153,106
    Maintenance                          12,644       14,333       25,450       24,325       46,995       45,621
    Depreciation and amortization        23,294       22,024       46,764       44,049       87,691       82,116
    Taxes other than income taxes        11,715       11,549       23,607       23,609       43,601       43,892
                                        143,186      141,231      336,995      305,796      632,454      593,185


Operating income                         26,437       23,009       59,026       57,212      155,539      149,138


Interest expense and other:
   Interest expense                      12,768       10,988       25,075       21,880       46,908       44,151
   Allowance for funds used during
     construction                          -372         -691         -767       -1,380       -1,489       -2,904
   Miscellaneous, net                     1,746         -176        1,327       -1,139        7,759         -880
                                         14,142       10,121       25,635       19,361       53,178       40,367


Income before income taxes               12,295       12,888       33,391       37,851      102,361      108,771


Federal and state income taxes:
    Current                               7,313        4,994       24,395       18,355       41,370       48,847
    Deferred                             -1,251        1,325       -8,430         -538        2,516         -821
    Amortization of investment
       tax credits                         -658         -661       -1,316       -1,323       -2,638       -2,663
                                          5,404        5,658       14,649       16,494       41,248       45,363


Net income                                6,891        7,230       18,742       21,357       61,113       63,408
Preferred dividend requirements             229          229          457          457          914          914
Net income available for
  common stock                        $   6,662    $   7,001    $  18,285    $  20,900    $  60,199    $  62,494


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



     IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               For the Three         For the Six          For the Twelve
                                               Months Ended          Months Ended         Months Ended
                                                  June 30               June 30               June 30
                                              1997       1996       1997       1996       1997       1996
                                                                    (in thousands)

Cash flows from operating activities:
  Net income                              $   6,891  $   7,230  $  18,742  $  21,357  $  61,113  $  63,408
  Adjustments to reconcile net income
    to net cash flows from operating
      activities -
      Depreciation and amortization          23,294     22,024     46,764     44,049     87,691     82,116
      Amortization of principal under
        capital lease obligations             3,740      4,626      7,109      9,250     14,351     19,096
      Deferred taxes and investment tax
        credits                              -1,909        664     -9,746     -1,861       -122     -3,484
      Refueling outage provision              2,504      2,373      4,190      4,920     -7,104     10,374
      Amortization of other assets            2,166      2,194      5,181      5,104      9,802      9,853
      Other                                      12         65        228         61        544        586
  Other changes in assets and
    liabilities -
      Accounts receivable                    11,551      8,434     12,243        975     -1,932    -13,287
      Sale of utility accounts
        receivable                                0      7,000          0      7,000          0      9,000
      Production fuel, materials and
        supplies                             -1,564         26       -669        928       -946      5,517
      Accounts payable                       -1,679     -3,068    -26,892    -13,365       -580      1,200
      Accrued taxes                         -34,056    -30,028     -5,842    -12,958     -4,118     -1,153
      Provision for rate refunds                  0       -229          0        -63        -43    -10,164
      Adjustment clause balances                556     -3,726     15,067       -339      1,506      2,332
      Gas in storage                          2,748      1,501      8,218      9,245     -1,578      2,350
      Other                                   2,561      2,865      7,865      4,372     10,621     -1,703
          Net cash flows from operating
            activities                       16,815     21,951     82,458     78,675    169,205    176,041

Cash flows from financing activities:
      Dividends declared on common stock    -14,000    -12,000    -28,000    -22,000    -50,000    -42,000
      Dividends declared on preferred
        stock                                  -229       -229       -457       -457       -914       -914
      Proceeds from issuance of
        long-term debt                       55,000          0     55,000          0    115,000     50,000
      Reductions in long-term debt          -63,140       -140    -63,140       -140    -78,140    -50,140
      Net change in short-term
        borrowings                           24,000     34,334     15,000     19,687     20,425     36,794
      Principal payments under capital
        lease obligations                    -3,369     -4,624     -5,665     -9,536    -15,237    -17,781
      Other                                    -112        -86       -112       -172       -360     -1,936
          Net cash flows from financing
            activities                       -1,850     17,255    -27,374    -12,618     -9,226    -25,977

Cash flows from investing activities:
      Construction and acquisition
        expenditures -
         Utility                            -28,486    -34,009    -48,251    -57,383   -133,249   -125,492
         Other                                   -2       -146         -7       -342       -932     -1,705
      Deferred energy efficiency
        expenditures                         -3,516     -5,090     -7,530     -8,757    -15,630    -18,808
      Nuclear decommissioning trust
        funds                                -1,502     -1,502     -3,004     -3,004     -6,008     -6,338
      Other                                      89      1,225     -4,519        813       -897        916
          Net cash flows from investing
            activities                      -33,417    -39,522    -63,311    -68,673   -156,716   -151,427

Net increase (decrease) in cash and
  temporary cash investments                -18,452       -316     -8,227     -2,616      3,263     -1,363

Cash and temporary cash investments
  at beginning of period                     21,833        434     11,608      2,734        118      1,481

Cash and temporary cash investments
  at end of period                        $   3,381  $     118  $   3,381  $     118  $   3,381  $     118

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                         $  14,365  $  11,046  $  24,142  $  19,576  $  46,638  $  42,072
         Income taxes                     $  32,422  $  24,430  $  31,876  $  31,568  $  45,691  $  49,268
      Noncash investing and financing
        activities -
         Capital lease obligations
           incurred                       $      10  $  10,243  $     123  $  12,846  $   1,558  $  13,106


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


                               COMPETITION

      Electric energy generation, transmission, and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

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

      FERC does not have jurisdiction over retail distribution, and thus the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined by FERC and the states to have resulted from retail competition.

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

      The Company cannot predict the long-term consequences of these competitive issues on its results of operations or financial condition. The Company's strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements. The major objective of these is to allow Utilities to better prepare for a competitive, deregulated electric utility industry. In this connection, Utilities is in the final stages of a significant process improvement program to improve its service levels, reduce its cost structure and become more market-focused and customer oriented. (The Company's continuous improvement efforts, in general, will be an ongoing effort, however).


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

      The FERC issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues were set for hearings which began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and FERC trial staff. A final decision is expected in the third or fourth quarter of 1997.

      On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger.

     On March 24, 1997, the Minnesota Public Utilities Commission (MPUC) issued an order approving the merger without hearings, subject to a number of technical conditions which the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers.

      Hearings regarding the merger were completed in July 1997 before the IUB.

      On May 7, 1997, WP&L filed testimony with the Public Service Commission of Wisconsin (PSCW) proposing a retail electric, gas and water rate freeze from the date of the merger approval through calendar year 2000. Hearings regarding the merger were completed in June 1997 before the PSCW.

      Given that the merger was not consummated before July 7, 1997, the merger partners are required to submit new information to the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ completed its impact review of the merger on market power earlier and all requirements of such review were satisfied. The merger partners do not believe that the resubmission will cause any material delays in finalizing the merger.

      The companies expect to receive all necessary regulatory approvals relating to the merger by the end of 1997. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale price proposals that Utilities has announced.


                  RESULTS OF OPERATIONS OF THE COMPANY

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company.

Summary

      The Company's net income increased or (decreased) $0.3 million, ($1.5) million and ($7.7) million during the three, six and twelve month periods, respectively. Earnings per average common share increased or (decreased) $0.01, ($0.07) and ($0.30) for the respective periods. Utilities' net income available for common stock decreased ($0.3) million, ($2.6) million and ($2.3) million during the three, six and twelve month periods, respectively. Increased electric sales resulting from continuing growth in Utilities' service territory and a lower effective tax rate contributed to the three month increase and partially offset the six and twelve month decreases. Partially offsetting the three month increase and contributing to the six and twelve month decreases were increased interest and depreciation expense and the recording of a $2.5 million reserve for non-utility investments at Utilities. The impact of weather, primarily the significant positive impact the weather had on the prior period results, on Utilities' electric and gas sales also contributed to the decrease in earnings for the twelve month period. Accordingly, in comparing the twelve month periods, the Company estimates that weather impacted earnings by approximately ($0.26) per share. The earnings for the twelve month period were also impacted by costs incurred relating to the successful defense of the hostile takeover attempt mounted by MidAmerican Energy Company (MAEC) in the third quarter of 1996. The Company estimates that the cost of the hostile takeover defense reduced earnings for the twelve month period by ($0.15) per share.

     The Company's operating income increased $2.6 million, $1.7 million and $6.1 million during the three, six and twelve month periods, respectively, while Utilities' operating income increased $3.4 million, $1.8 million and $6.4 million during the same periods. The contrasting relationship between the change in operating income and net income was primarily due to higher interest expense and comparative decreases in income included in "Miscellaneous, net" in the Consolidated Statements of Income. Miscellaneous, net includes the recording of the reserve for non-utility investments at Utilities for all three periods and hostile takeover defense costs of $7.8 million for the twelve month period.

Electric Operations

Electric margins and Kwh sales for Utilities for the three months ended June 30 were as follows:

                                  Revenues and Costs           Kwhs Sold
                                    (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Residential and rural        $    50,177 $    49,219     600,758     591,896
General service                   23,197      22,261     290,815     276,484
Large general service             55,609      52,934   1,444,842   1,364,453
Sales for resale and other         7,408       7,052     129,744     136,992
Total, excluding off-
  system sales                   136,391     131,466   2,466,159   2,369,825
Off-system sales                   1,300       5,566      73,097     384,666
    Total                        137,691     137,032   2,539,256   2,754,491

Fuel for production
  (excluding steam)               23,156      20,464
Purchased power                   15,050      22,000
Margin                       $    99,485 $    94,568


Electric margins and Kwh sales for Utilities for the six months ended June 30 were as follows:

                                  Revenues and Costs           Kwhs Sold
                                    (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Residential and rural        $   102,993 $    99,071   1,291,768   1,301,307
General service                   47,017      44,537     601,403     590,975
Large general service            106,709      94,532   2,855,938   2,640,417
Sales for resale and other        15,085      14,013     272,887     286,972
Total, excluding off-
  system sales                   271,804     252,153   5,021,996   4,819,671
Off-system sales                   3,173      10,247     119,992     641,223
    Total                        274,977     262,400   5,141,988   5,460,894

Fuel for production
  (excluding steam)               48,049      38,627
Purchased power                   33,723      36,469
Margin                       $   193,205 $   187,304


Electric margins and Kwh sales for Utilities for the twelve months ended June 30 were as follows:

                                  Revenues and Costs           Kwhs Sold
                                    (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Residential and rural        $   216,721 $   220,262   2,624,164   2,728,534
General service                  100,677      99,668   1,241,543   1,241,351
Large general service            225,399     204,189   5,716,127   5,348,739
Sales for resale and other        31,637      27,202     573,695     585,216
Total, excluding off-
  system sales                   574,434     551,321  10,155,529   9,903,840
Off-system sales                  12,416      21,925     710,067   1,341,191
    Total                        586,850     573,246  10,865,596  11,245,031

Fuel for production
  (excluding steam)               84,029      92,283
Purchased power                   85,603      69,899
Margin                       $   417,218 $   411,064


      The electric margin increased $4.9 million, $5.9 million and $6.2 million during the three, six and twelve month periods, respectively, primarily due to higher Kwh sales (excluding off-system sales). Large general service Kwh sales increased during all periods due to continuing industrial growth in Utilities' service territory. Weather was the primary reason for the changes in residential and rural Kwh sales during each period. Lower purchased power capacity costs also contributed to the increase in margin for all periods. Under historically normal weather conditions, total Kwh sales (excluding off-system sales) for the three, six and twelve month periods would have increased 3.1%, 4.4% and 4.9%, respectively, as compared to actual increases of 4.1%, 4.2% and 2.5%.

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

Gas Operations

Gas margins and dekatherm (Dth) sales for Utilities and IEA for the three months ended June 30 were as follows:

                                 Revenues and Costs           Dths Sold
                                   (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Utilities -
  Residential                $    15,649 $    13,358       2,478       2,370
  Commercial                       7,244       6,106       1,429       1,365
  Industrial                       2,030       1,856         599         573
  Transportation and
    other                            853       1,125       2,455       2,478
  Total Utilities                 25,776      22,445       6,961       6,786
IEA                                   (8)     20,183           3       8,651
  Total                           25,768      42,628       6,964      15,437

Gas purchased for resale          15,843      31,814
Margin                       $     9,925 $    10,814


Gas margins and Dth sales for Utilities and IEA for the six months ended June 30 were as follows:

                                 Revenues and Costs          Dths Sold
                                   (In thousands)          (In thousands)
                                  1997        1996        1997        1996
Utilities -
  Residential                $   66,235 $    57,786      10,115      10,881
  Commercial                     32,819      27,291       5,762       6,127
  Industrial                      6,270       4,664       1,434       1,414
  Transportation and
    other                         1,879       1,945       5,220       5,304
  Total Utilities               107,203      91,686      22,531      23,726
IEA                               2,671      40,965         978      17,137
  Total                         109,874     132,651      23,509      40,863

Gas purchased for resale         80,341      99,250
Margin                       $   29,533 $    33,401


Gas margins and Dth sales for Utilities and IEA for the twelve months ended June 30 were as follows:

                                  Revenues and Costs         Dths Sold
                                    (In thousands)         (In thousands)
                                   1997       1996         1997       1996
Utilities -
  Residential                $   106,157 $   95,529       16,915     17,637
  Commercial                      52,494     44,992        9,958     10,164
  Industrial                      13,862      9,629        3,816      3,165
  Transportation and
    other                          3,869      3,801       10,256     10,772
  Total Utilities                176,382    153,951       40,945     41,738
IEA                               74,819     72,048       26,895     35,932
  Total                          251,201    225,999       67,840     77,670

Gas purchased for resale         198,442    168,610
Margin                       $    52,759 $   57,389


      Total  gas  margin  decreased ($0.9) million, ($3.9)  million  and
($4.6) million during the three, six and twelve month periods, respectively, primarily due to lower gas margins at IEA. IEA's reported Dth gas sales were significantly lower during each period as a result of IEA contributing substantially all of its gas marketing business to a joint venture, effective January 1, 1997, in exchange for a partial interest in the joint venture. The investment in the joint venture is accounted for under the equity accounting method and IEA's allocated portion of gas revenues and gas expenses resulting from the joint venture are recorded in "Miscellaneous, net" on Industries' Consolidated Statements of Income.

      Utilities' gas margin increased or (decreased) ($0.4) million, ($1.7) million and $0.4 million during the three, six and twelve month periods, respectively. The decrease in Utilities' margin during the six month period was primarily due to lower Dth sales, resulting from the milder weather conditions in the first quarter of 1997. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) 1.1%, (1.7%) and (0.7%) during the three, six and twelve month periods, respectively, as compared to actual increases or (decreases) of 2.6%, (5.0%) and (1.9%).

      The contrasting relationship between the change in Utilities' gas revenues and Dths sold during the six and twelve month periods was primarily due to higher per unit gas costs during the 1997 periods. Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold.

Other Revenues The Company's other revenues increased $0.7 million, $9.2 million and $25.1 million during the three, six and twelve month periods, respectively ($1.4 million, $4.9 million and $9.6 million at Utilities). Steam revenues at Utilities increased during all periods due to an increase in volumes sold resulting from the addition of a new industrial customer and increased demand from existing customers. Increased operating activities at IEA also contributed to the increase each period. The three and six month increases were partially offset by decreased oil and gas revenues at Whiting resulting primarily from a decrease in oil volumes sold. Whiting's oil and gas revenues increased during the twelve month period primarily due to increases in oil and gas prices.

Operating Expenses The Company's other operating expenses increased or (decreased) $1.1 million, $1.5 million and $4.0 million during the three, six and twelve month periods, respectively ($1.6 million, ($0.5) and ($3.6) million at Utilities). The three month increase was primarily due to increases in labor and benefits costs and former manufactured gas plant (FMGP) clean-up costs, partially offset by lower operating costs at Whiting. The six and twelve month increases were primarily due to the increased operating activities at IEA, increased international business development activities and higher information technology and FMGP clean-up costs at Utilities. The six and twelve month increases were partially offset by decreases in costs relating to the Company's process improvement programs, decreased operating expenses at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, and lower operating costs at Whiting. Costs incurred relating to the Company's merger also contributed to the twelve month increase.

      The Company's maintenance expenses increased or (decreased) ($1.6) million, $1.1 million and $1.6 million during the three, six and twelve month periods, respectively (($1.7) million, $1.1 million and $1.4 million at Utilities), primarily due to fluctuations in maintenance activities at Utilities' fossil-fueled generating stations. The twelve month increase was partially offset by lower maintenance expenses at the DAEC.

      The Company's depreciation and amortization expense increased $1.4 million, $2.7 million and $8.0 million during the three, six and twelve month periods, respectively ($1.3 million, $2.7 million and $5.6 million at Utilities), primarily because of increases in utility plant in service. The twelve month increase was also due to increases in amortization costs of Whiting's oil and gas properties. Depreciation and amortization expenses for both periods include a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

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

Interest Expense and Other The Company's interest expense increased $2.7 million, $4.6 million and $7.9 million during the three, six and twelve month periods, respectively ($1.8 million, $3.2 million and $2.8 million at Utilities), primarily because of increases in the average amount of short-term debt outstanding at Utilities, the average amount of borrowings under Diversified's credit facility and a higher amount of long-term debt outstanding at Utilities. The twelve month increase was partially offset by lower average interest rates, rate refund interest recorded in 1995 at Utilities and the effects of an interest rate swap agreement at Diversified.

      Miscellaneous, net for the Company reflects comparative decreases in income of ($2.6) million, ($4.1) million and ($11.4) million during the three, six and twelve month periods, respectively (($1.9) million, ($2.5) million and ($8.6) million at Utilities). The recording of a $2.5 million reserve for non-utility investments at Utilities contributed to the decrease for all three periods. The twelve month decrease was also due to approximately $7.8 million in costs incurred relating to the successful defense of the hostile takeover attempt mounted by MAEC and certain property write-downs at Diversified. Dividends received from the two New Zealand entities in which the company has investments partially offset these items during the twelve month period.

Income Taxes The Company's income tax expense decreased ($3.3) million, ($6.1) million and ($7.0) million during the three, six and twelve month periods, respectively (($0.3) million, ($1.8) million) and ($4.1) million at Utilities). The decreases were primarily due to 1) lower pretax income, 2) the impact of a tax deduction ($1.4 million) resulting from the contribution of 300,000 shares of the Company's investment in McLeodUSA Inc. (McLeod) to the IES Charitable Foundation and 3) reserves recorded during the first and second quarters of 1996 related to an Internal Revenue Service (IRS) audit for tax years 1991-1993.


                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pretax ratio of times interest earned was 2.71 and 3.26 for the twelve months ended June 30, 1997 and June 30, 1996, respectively. Cash flows from operating activities for the twelve months ended June 30, 1997 and June 30, 1996 were $188 million and $207 million, respectively.

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

     At June 30, 1997, Utilities had approximately $66 million of energy efficiency program costs recorded as regulatory assets. See Note 3(b) of the Notes to Consolidated Financial Statements for a discussion of the recovery of these costs.

      At June 30, 1997, the Company had a $29.0 million investment in Class A common stock of McLeod and vested options that, if exercised, would represent an additional investment of approximately $2.3 million (1.3 million shares). McLeod provides local, long-distance and other telecommunications services. See Note 5(b) of the Notes to Consolidated Financial Statements for further information on the Company's investment in McLeod.

      The Company has financial guarantees amounting to $22.2 million outstanding at June 30, 1997, which are not reflected in the consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. The Company believes that any possible cash payments associated with these agreements will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company continues to explore domestic investment opportunities,
including   investments   in   the  domestic  utility   business.   Such
investments could be significant.

      At June 30, 1997, the Company had approximately $46.5 million of investments in foreign entities (see Note 5(a) of the Notes to
Consolidated Financial Statements for a further discussion). In addition, the Company also continues to explore other international investment opportunities. Such investments may carry a higher level of risk than the Company's traditional utility investments or Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others. The Company may also incur business development expenses for potential projects pursued by the Company that may never materialize. The Company is striving to select international investments where these risks are both understood and manageable.

      The Resale Power Group of Iowa (RPGI), consisting of virtually all of Utilities' wholesale customers, has notified Utilities that it will not purchase its power supply from Utilities after December 31, 1998. It is possible that certain RPGI customers will drop out of RPGI in order to remain as Utilities' customers; to-date, three customers have signed contracts to remain with Utilities. All RPGI customers will continue to purchase transmission services from Utilities after December 31, 1998. While the Company cannot determine the outcome of this issue at this time, the result will not have a material adverse effect on its financial position or results of operations given 1) Utilities' wholesale sales only account for approximately 5% of Utilities' total electric sales, excluding off-system sales; 2) Utilities currently has to supplement its generating capability with purchased power to meet its sales load; 3) Utilities' annual electric sales growth rate continues to be strong; and 4) Utilities will continue to realize transmission revenues from such customers.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, of which approximately $147 million represents expenditures at Utilities and approximately $78 million represents expenditures at Diversified. Of the $147 million of Utilities' expenditures, 39% represents expenditures for electric transmission and distribution facilities, 21% represents electric generation expenditures, 21% represents information technology expenditures and 5% represents gas expenditures. The remaining 14% represents miscellaneous electric, steam and general expenditures. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. The Company had construction and acquisition expenditures of approximately $84 million for the six months ended June 30, 1997, including approximately $48 million of utility expenditures and $36 million of non-utility expenditures.

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


                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2001:

                                         (in millions)
         Utilities                          $ 184.0
         Diversified's credit facility        190.9
         Other subsidiaries' debt              11.0
                                            $ 385.9

      The Company intends to refinance the majority of the debt maturities with long-term securities.

      In August 1997, Utilities issued $135 million of 6-5/8% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

      Utilities repaid at maturity $8 million of 6-1/8% First Mortgage Bonds during the second quarter of 1997.

     Also in the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

      In 1993, Utilities entered into an Indenture of Mortgage and Deed of Trust dated as of September 1, 1993 (New Mortgage). The New Mortgage provides for, among other things, the issuance of Collateral Trust Bonds upon the basis of First Mortgage Bonds being issued by Utilities. The lien of the New Mortgage is subordinate to the lien of Utilities' first mortgages until such time as all bonds issued under the first mortgages have been retired and such mortgages satisfied. Accordingly, to the extent that Utilities issues Collateral Trust Bonds on the basis of First Mortgage Bonds, it must comply with the requirements for the issuance of First Mortgage Bonds under Utilities' first mortgages. Under the terms of the New Mortgage, Utilities has covenanted not to issue any additional First Mortgage Bonds under its first mortgages except to provide the basis for issuance of Collateral Trust Bonds.

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At June 30, 1997, such restrictions would have allowed Utilities to issue at least $233 million of additional First Mortgage Bonds.

      In order to provide an instrument for the issuance of unsecured subordinated debt securities, Utilities entered into an Indenture dated December 1, 1995 (Subordinated Indenture). The Subordinated Indenture provides for, among other things, the issuance of unsecured subordinated debt securities. Any debt securities issued under the Subordinated Indenture are subordinate to all senior indebtedness of Utilities, including First Mortgage Bonds, Collateral Trust Bonds and Senior Debentures.

      In order to provide an instrument for the issuance of senior unsecured debt securities, Utilities entered into an Indenture dated as of August 1, 1997 (Senior Unsecured Indenture). The Senior Unsecured Indenture provides for, among other things, the issuance of senior unsecured debt securities. Any debt securities issued under the Senior Unsecured Indenture will rank on parity with other unsecured unsubordinated debt of the Company.

      Subsequent to the issuance of $135 million of Senior Debentures in August 1997, Utilities does not have any remaining authority to issue additional long-term debt under either the current FERC docket or the current Securities and Exchange Commission shelf registrations. Utilities plans to evaluate future needs for authority to issue additional long-term debt.

      Diversified  has  a  variable rate credit  facility  that  extends through November 20, 1999, with two one-year extensions potentially available to Diversified. Refer to Note 6(a) of the Notes to Consolidated Financial Statements for a further discussion of this credit facility.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At June 30, 1997, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and 100,000 additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at June 30, 1997.

      The Company's capitalization ratios at June 30, 1997 were as follows:


     Long-term debt       53%
     Preferred stock       1
     Common equity        46
                         100%


     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1998, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At June 30, 1997, Utilities had outstanding short-term borrowings of $150 million. In August 1997, Utilities issued $135 million of Senior Debentures and used the proceeds to reduce Utilities' short-term borrowings.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At June 30, 1997, Utilities had sold $65 million under the agreement.

      At June 30, 1997, the Company had bank lines of credit aggregating $160.1 million. Utilities was using $145 million to support commercial paper (weighted average interest rate of 6.13%) and $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. In addition to the above, Utilities has an uncommitted credit facility with a financial institution whereby it can borrow up to $40 million. Rates are set at the time of borrowing and no fees are paid to maintain this facility. At June 30, 1997, there was $5 million outstanding under this facility (weighted average interest rate of 5.98%).


                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities has recorded environmental liabilities related to the FMGP sites of approximately $35 million (including $4.7 million as current liabilities) at June 30, 1997. Regulatory assets of approximately $35 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion, including a discussion of a lawsuit filed by Utilities seeking recovery of FMGP-related costs from its insurance carriers.

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The acid rain program under the Act also governs SO2 allowances. The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx and mercury, toxic release inventories and modifications to the PCB rules. In July 1997, the EPA issued new rules pertaining to ozone and particulate matter emissions.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences. Utilities entered into a Consent Order with the Iowa Department of Natural Resources in the third quarter of 1997 on this issue.

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

     The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury, however, Utilities has since been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities is evaluating and pursuing multiple options including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program. The NWPA assigns responsibility of interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as Utilities. In accordance with this responsibility, Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is reviewing options for expanding on-site storage and according to their current analysis, construction of an on-site storage facility with dry cask modular capability is the most favorable option. Analysis and discussion of this and other options continues.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa is a member of the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is responsible for any development of new disposal capability within the member states of the Compact. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. At June 30, 1997, Utilities had prepaid
costs  of  approximately $1.1 million to the Compact.   The  Compact  is
currently evaluating its plans for the future. Utilities continues to ship the waste it produces to a disposal facility located near Barnwell, South Carolina, thereby minimizing the amount of low-level waste stored
on-site.  Utilities  has  on-site  storage  capability  that  would   be
available in the event of disruptions of shipments to the Barnwell facility.

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

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At June 30, 1997, the only material financial derivatives outstanding for the Company were an interest rate swap agreement at Diversified and gas futures contracts at IEA.

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

     SFAS 130, Reporting Comprehensive Income, was issued by the FASB in the second quarter of 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require the Company to report a total for comprehensive income which includes, among other items (a) unrealized holding gains / losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. SFAS 130 is effective for periods beginning after December 15, 1997.

      SFAS 131, Disclosures About Segments of an Enterprise and Related Information, was issued by the FASB in the second quarter of 1997. SFAS 131 requires disclosures for each business segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for periods beginning after December 15, 1997.

Joint Venture On June 11, 1997, WPLH announced the formation of a joint venture with Cargill. The joint venture, to be named Cargill-IEC, will be an energy-commodity trading company that will offer a range of energy trading, marketing and risk management services to wholesale electric customers. Power trading will begin under the joint venture upon receipt of a FERC license which is anticipated during the third quarter of 1997. Interstate Energy Corporation will ultimately be the formal partner with Cargill in the new joint venture.

Inflation    The  Company does not expect the effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection  with  its  defense  against  allegations  of  liability  for property damage at and around Former Manufactured Gas Plant (FMGP) sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with five carriers and an agreement in principle has been reached with three other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

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

     On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleges that Utilities is discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of the Company, in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda is unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. The IUB hearings were held in March 1997. A decision is expected in the third quarter of 1997.

      On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (three former employees of the Company and/or its subsidiaries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of Industries and Utilities, alleging, inter alia, tortious interference and commercial disparagement. On April 9, 1997, Utilities amended its suit to include Central Iowa Power Cooperative alleging that it, too, inter alia had violated Iowa's trade secret act, and had tortiously interfered with existing and prospective business advantage.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

(a)  The  Company  held its Annual Meeting of Shareholders  on  May  22,
     1997.

(b)  The  following  matter  was voted upon at  the  Annual  Meeting  of
     Shareholders:

     The election of nominees for Directors who will serve a one-year term or until their respective successors shall be duly elected. The nominees were all elected. The number of votes for, against or withheld, and non-votes for each nominee were as follows:

                                       AGAINST /
                           FOR         WITHHELD    NON-VOTES

C.R.S. Anderson         25,048,497     440,103     4,726,840
J. Wayne Bevis          25,146,326     342,274     4,726,840
Lee Liu                 25,131,871     356,729     4,726,840
Jack R. Newman          25,127,426     361,174     4,726,840
Robert D. Ray           25,106,928     381,672     4,726,840
David Q. Reed           25,137,718     350,882     4,726,840
Henry Royer             25,140,584     348,016     4,726,840
Robert W. Schlutz       25,166,322     322,278     4,726,840
Anthony R. Weiler       25,139,887     348,713     4,726,840


Item 5.  Other Information.

(a) IES Utilities Inc. has calculated their ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

     For the twelve months ended:
          June 30, 1997            3.00
          December 31, 1996        3.23
          December 31, 1995        3.04
          December 31, 1994        3.18
          December 31, 1993        3.41
          December 31, 1992        2.49


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -

     4(a)    Fifth Supplemental Indenture, dated as of April  1,
             1997, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated September 1, 1993. (Filed as Exhibit 4(a) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

     4(b)    Sixty-third Supplemental Indenture,  dated  as  of
             April 1, 1997, supplementing Utilities' Indenture of Mortgage and Deed of Trust, dated August 1, 1940. (Filed as Exhibit 4(b) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

     4(c)    Commercial  Paper Dealer Agreement,  dated  as  of
             November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc. (Filed as Exhibit 4(c) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

     4(d)    First Amendment, dated as of March 24, 1997, to the
             Commercial Paper Dealer Agreement, dated as of November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc. (Filed as Exhibit 4(d) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

     4(e) Indenture (For Senior Unsecured Debt Securities), dated as of August 1, 1997, between Utilities and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(j) to Utilities' Registration Statement, File No. 333-32097).

    10(a)    Receivables Purchase and Sale Agreement dated as of
             June 30, 1989, as Amended and Restated as of February 28, 1997, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

   *10(b)    Director Retirement Plan.

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

     IES Industries Inc.

     None.

     IES Utilities Inc.

          Items Reported       Financial Statements       Date of Report

                 5                     None               April 28,1997
                 5                     None               July 29,  1997



                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                      (Registrant)




Date:  August 13, 1997            By /s/           Thomas M. Walker
                                                      (Signature)
                                                   Thomas M. Walker
                                              Executive Vice President &
                                               Chief Financial Officer




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



                                   IES UTILITIES INC.
                                      (Registrant)




Date:  August 13, 1997             By /s/           Thomas M. Walker
                                                      (Signature)
                                                    Thomas M. Walker
                                               Executive Vice President &
                                                Chief Financial Officer




                                   By /s/           John E. Ebright
                                                      (Signature)
                                                    John E. Ebright
                                         Controller & Chief Accounting Officer