Form 10-Q
period 1997-09-30
IES INDUSTRIES INC; IES UTILITIES INC
filed 1997-11-12
CIK 789943, 52485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1997

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of October 31, 1997.

  IES Industries Inc. Common Stock, no par value - 30,542,669 shares

  IES Utilities Inc. Common Stock, $2.50 par value  - 13,370,788 shares



               IES INDUSTRIES INC. AND IES UTILITIES INC.


                                INDEX


                                                                      Page No.


Part I.  Financial Information.


Item 1.  Consolidated Financial Statements.

         IES Industries Inc.:
           Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996  .............    3 - 4
           Consolidated Statements of Income -
             Three, Nine and Twelve Months Ended
             September 30, 1997 and 1996  ..........................        5
           Consolidated Statements of Cash Flows -
             Three, Nine and Twelve Months Ended
             September 30, 1997 and 1996  ..........................        6
           Notes to Consolidated Financial Statements  .............   7 - 14

         IES Utilities Inc.:
           Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996  .............  15 - 16
           Consolidated Statements of Income -
             Three, Nine and Twelve Months Ended
             September 30, 1997 and 1996  ..........................       17
           Consolidated Statements of Cash Flows -
             Three, Nine and Twelve Months Ended
             September 30, 1997 and 1996  ..........................       18
           Notes to Consolidated Financial Statements  .............       19

Item 2.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.  ...........  20 - 34


Part II. Other Information.  .......................................  35 - 38


Signatures.  .......................................................  39 - 40



                     PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

             IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

                                                September 30,
                                                     1997         December 31,
ASSETS (in thousands)                            (Unaudited)          1996

Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                   $ 2,045,422      $ 2,007,839
      Gas                                            181,995          175,472
      Other                                          131,302          126,850
                                                   2,358,719        2,310,161
    Less - Accumulated depreciation                1,104,678        1,030,390
                                                   1,254,041        1,279,771
    Leased nuclear fuel, net of amortization          37,968           34,725
    Construction work in progress                     61,932           43,719
                                                   1,353,941        1,358,215
  Other, net of accumulated depreciation
    and amortization of  $84,253 and
    $70,031, respectively                            244,964          223,805
                                                   1,598,905        1,582,020


Current assets:
  Cash and temporary cash investments                 23,046            8,675
  Accounts receivable -
    Customer, less allowance for doubtful
      accounts of $909 and $1,087, respectively       26,155           50,821
    Other                                              8,593           12,040
  Income tax refunds receivable                       11,364            8,890
  Production fuel, at average cost                    10,801           13,323
  Materials and supplies, at average cost             24,181           22,842
  Adjustment clause balances                               0           10,752
  Regulatory assets                                   36,718           26,539
  Prepayments and other                               21,148           24,169
                                                     162,006          178,051


Investments:
  Investment in McLeodUSA Inc.                       403,027           29,200
  Nuclear decommissioning trust funds                 74,455           59,325
  Investment in foreign entities                      47,726           44,946
  Cash surrender value of life
    insurance policies                                12,251           11,217
  Other                                                7,037            4,903
                                                     544,496          149,591


Other assets:
  Regulatory assets                                  191,476          201,129
  Deferred charges and other                          16,966           14,771
                                                     208,442          215,900
                                                 $ 2,513,849      $ 2,125,562





       IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 September 30,
CAPITALIZATION AND LIABILITIES                      1997         December 31,
(in thousands, except share amounts)              (Unaudited)         1996

Capitalization:
  Common stock - no par value -
    authorized 48,000,000 shares;
    outstanding 30,467,739 and 30,077,212
    shares, respectively                         $   419,167      $   407,635
  Retained earnings                                  223,871          219,246
  Unrealized security gains (net of taxes)           218,567                0
  Cumulative foreign currency translation
    adjustments                                          -19                0
    Total common equity                              861,586          626,881
  Cumulative preferred stock of
    IES Utilities Inc.                                18,320           18,320
  Long-term debt (excluding current portion)         854,468          701,100
                                                   1,734,374        1,346,301


Current liabilities:
  Short-term borrowings                                    0          135,000
  Capital lease obligations                           13,294           15,125
  Maturities and sinking funds                           493            8,473
  Accounts payable                                    49,442           99,861
  Dividends payable                                   16,619           16,431
  Accrued interest                                    12,206            8,985
  Accrued taxes                                       68,833           43,926
  Accumulated refueling outage provision               7,970            1,316
  Adjustment clause balances                             782                0
  Environmental liabilities                            5,607            5,679
  Other                                               18,507           22,087
                                                     193,753          356,883


Long-term liabilities:
  Pension and other benefit obligations               47,331           39,643
  Capital lease obligations                           24,674           19,600
  Environmental liabilities                           47,402           47,502
  Other                                               23,909           18,488
                                                     143,316          125,233


Deferred credits:
  Accumulated deferred income taxes                  409,910          262,675
  Accumulated deferred investment tax credits         32,496           34,470
                                                     442,406          297,145


Commitments and contingencies (Note 7)


                                                 $ 2,513,849      $ 2,125,562


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



          IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       For the Three         For the Nine         For the Twelve
                                       Months Ended          Months Ended          Months Ended
                                       September 30          September 30          September 30
                                      1997       1996       1997       1996       1997       1996
                                               (in thousands, except per share amounts)
Operating revenues:
  Electric                        $ 184,676  $ 173,626  $ 459,653  $ 436,027  $ 597,899  $ 562,996
  Gas                                15,507     28,461    125,381    161,112    238,247    224,666
  Other                              33,639     31,820    101,608     90,617    136,651    116,792
                                    233,822    233,907    686,642    687,756    972,797    904,454

Operating expenses:
  Fuel for production                27,613     29,148     84,026     72,168     96,437     96,733
  Purchased power                    18,749     18,655     52,472     55,125     85,697     68,600
  Gas purchased for resale            7,795     20,841     88,136    120,091    185,396    166,538
  Other operating expenses           59,061     55,554    165,381    160,367    219,772    217,788
  Maintenance                        13,120     14,091     40,169     40,011     49,159     50,067
  Depreciation and amortization      27,664     27,417     84,985     82,025    110,353    105,320
  Taxes other than income taxes      12,248     12,500     38,441     38,503     48,109     47,510
                                    166,250    178,206    553,610    568,290    794,923    752,556

Operating income                     67,572     55,701    133,032    119,466    177,874    151,898

Interest expense and other:
  Interest expense                   16,339     13,666     46,777     39,506     62,093     52,511
  Allowance for funds used
    during construction                -784       -761     -1,551     -2,141     -1,512     -2,904
  Preferred dividend requirements
    of IES Utilities Inc.               229        229        686        686        914        914
  Miscellaneous, net                 -1,929      4,883       -235      2,510       -414      1,132
                                     13,855     18,017     45,677     40,561     61,081     51,653

Income before income taxes           53,717     37,684     87,355     78,905    116,793    100,245

Income taxes:
  Current                            19,913     14,975     40,906     34,551     44,602     45,048
  Deferred                            2,716      2,481     -3,988      3,298      4,548      1,008
  Amortization of investment
    tax credits                        -658       -661     -1,974     -1,984     -2,635     -2,658
                                     21,971     16,795     34,944     35,865     46,515     43,398

Net income                        $  31,746  $  20,889  $  52,411  $  43,040  $  70,278  $  56,847

Average number of common
  shares outstanding                 30,452     29,941     30,321     29,796     30,256     29,716

Earnings per average
  common share                  $    1.04  $    0.70  $    1.73  $    1.44  $    2.32  $    1.91

Dividends declared per
  common share                    $   0.525  $   0.525  $   1.575  $   1.575  $    2.10  $    2.10


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






        IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                For the Three      For the Nine     For the Twelve
                                                 Months Ended      Months Ended      Months Ended
                                                 September 30      September 30      September 30
                                                 1997     1996     1997     1996     1997     1996
                                                                  (in thousands)
Cash flows from operating activities:
  Net income                                  $ 31,746 $ 20,889 $ 52,411 $ 43,040 $ 70,278 $ 56,847
  Adjustments to reconcile net income to
    net cash flows from operating
    activities -
      Depreciation and amortization             27,664   27,417   84,985   82,025  110,353  105,320
      Amortization of principal under
        capital lease obligations                3,559    4,945   10,668   14,195   12,964   19,108
      Deferred taxes and investment
        tax credits                              2,058    1,820   -5,962    1,314    1,913   -1,650
      Refueling outage provision                 2,464    1,831    6,654    6,751   -6,471    9,199
      Amortization of other assets               4,248    2,041    9,474    7,191   12,071    9,845
      Other                                       -274     -751    2,779      542    3,092      262
  Other changes in assets and liabilities -
      Accounts receivable                       -2,571    9,118   28,113   11,418   -5,459     -246
      Sale of utility accounts receivable            0        0        0    7,000        0        0
      Production fuel, materials and
        supplies                                 2,942     -957    1,882     -473    3,005    3,445
      Accounts payable                          -8,530   -1,840  -47,740  -12,078  -14,728    2,527
      Accrued taxes                             29,306   21,164   22,433    8,777   -4,309  -10,860
      Provision for rate refunds                     0      -43        0     -106        0  -12,966
      Adjustment clause balances                -3,533   -3,559   11,534   -3,898    1,532   -1,220
      Gas in storage                            -5,413   -8,610    3,409      635    1,619   -1,523
      Other                                     -1,804   -2,744    3,662    1,980   13,485    3,431
          Net cash flows from operating
            activities                          81,862   70,721  184,302  168,313  199,345  181,519

Cash flows from financing activities:
      Dividends declared on common stock       -15,994  -15,725  -47,786  -46,950  -63,574  -62,438
      Proceeds from issuance of common
        stock                                    3,225    3,381    9,851   10,780   13,235   14,901
      Purchase of treasury stock                     0        0      -83     -269      -83     -269
      Net change in IES Diversified Inc.
        credit facility                            388   -2,954   19,160    8,016   59,004   44,261
      Proceeds from issuance of other
        long-term debt                         135,000   60,000  190,000   60,000  190,000  110,003
      Reductions in other long-term debt           -84  -15,078  -63,358  -15,374  -63,438  -65,447
      Net change in short-term borrowings     -150,000  -47,000 -135,000  -23,000  -78,000   29,000
      Principal payments under capital
        lease obligations                       -3,740   -4,626   -9,405  -14,162  -14,351  -19,096
      Other                                       -668     -112     -633     -203     -888   -1,817
          Net cash flows from financing
            activities                         -31,873  -22,114  -37,254  -21,162   41,905   49,098

Cash flows from investing activities:
      Construction and acquisition
      expenditures -
         Utility                               -26,271  -39,701  -74,502  -97,043 -119,717 -133,483
         Other                                  -9,156  -11,859  -44,826  -45,665  -95,281  -79,683
      Oil and gas properties held for
        resale                                       0        0        0    9,843        0        0
      Deferred energy efficiency
        expenditures                              -920   -3,887   -8,450  -12,643  -12,664  -17,708
      Nuclear decommissioning trust funds       -1,502   -1,502   -4,506   -4,506   -6,008   -6,008
      Proceeds from disposition of assets        2,107    1,984    3,889    3,840    8,344    8,153
      Other                                       -133      204   -4,282      447   -1,244    2,051
          Net cash flows from investing
            activities                         -35,875  -54,761 -132,677 -145,727 -226,570 -226,678

Net increase (decrease) in cash
  and temporary cash investments                14,114   -6,154   14,371    1,424   14,680    3,939

Cash and temporary cash investments
  at beginning of period                         8,932   14,520    8,675    6,942    8,366    4,427

Cash and temporary cash investments
  at end of period                            $ 23,046 $  8,366 $ 23,046 $  8,366 $ 23,046 $  8,366

Supplemental cash flow information:
  Cash paid during the period for -
    Interest                                  $ 12,041 $ 12,899 $ 41,679 $ 36,435 $ 58,290 $ 52,480
    Income taxes                              $    103 $  3,568 $ 29,300 $ 36,316 $ 47,864 $ 53,206
  Noncash investing and financing
  activities -
    Capital lease obligations incurred        $ 13,789 $    939 $ 13,912 $ 13,785 $ 14,408 $ 13,896


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






      This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 1997 for each of IES Industries Inc. and IES Utilities Inc. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, IES Utilities Inc. makes no representation as to information relating to IES Industries Inc. or to any other companies affiliated with IES Industries Inc. IES Industries Inc. and its consolidated subsidiaries may collectively be referred to as "the Company".

      From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the Company's service territory, federal and state regulatory or government actions, results of operations from potential domestic and international investments, the operating of a nuclear facility and changes in the rate of inflation.


IES INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 1997


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


(2)  PROPOSED MERGER OF THE COMPANY:

      On November 10, 1995, Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement). At the 1996 annual meetings, the shareowners of all three companies approved the Merger Agreement. The merger is still subject to approval by the Federal Energy Regulatory Commission (FERC) and the SEC. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion.


(3)  RATE MATTERS:

     (a)  Electric and Gas Prices -

     In  September 1997,  Utilities agreed with the Iowa Utilities Board
(IUB) to allow Iowa customers a four year retail electric and gas price freeze commencing from the effective date of the merger. The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. Utilities, Wisconsin Power and Light Company (WP&L) and IPC also proposed to freeze their wholesale electric prices for four years from the effective date of the merger as part of their merger filing with the FERC. The Company does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

     (b)  Energy Efficiency Cost Recovery -

     Under provisions of the IUB rules, Utilities is currently recovering the costs incurred through 1993 for its energy efficiency programs, including its direct expenditures, carrying costs, a return on its expenditures and a reward. These costs are being recovered over a four-year period and the recovery began on June 1, 1995.

      In December 1996, under provisions of the IUB rules, the Company filed for recovery of the costs relating to its 1994 and 1995 programs. The Company received the IUB's final order in the proceeding in May 1997 which allowed for recovery of direct expenditures and carrying costs as well as a return on the expenditures over the recovery period. These costs are being recovered over a four-year period that commenced on August 1, 1997.

      Iowa statutory changes enacted in 1996 have eliminated: 1) specific electric and gas percentage spending requirements in favor of IUB-determined energy savings targets, 2) the delay in recovery of energy efficiency costs by allowing recovery which is concurrent with spending and 3) the recovery of a sharing reward. The IUB commenced a rulemaking in January 1997 to implement the statutory changes and a final order in this proceeding was issued in April 1997. The new rules provide that the Company recover its 1996 expenditures, and the 1997 expenditures incurred prior to August 1, 1997, over a four-year recovery period which began on August 1, 1997. The Company also began concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset which was created under the prior rate making mechanism as these costs are recovered.

      The Company has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                                September 30,    December 31,
                                                    1997             1996

Costs incurred through 1993                       $  8,995         $ 12,834
Costs incurred in 1994-1995                         33,085           33,161
Costs incurred from 1/1/96 - 7/31/97                21,450           15,087
(Over)/under collection of concurrent recovery       1,544              -
                                                  $ 65,074         $ 61,082

      The above amounts include the direct expenditures and carrying costs incurred by the Company but do not include any amounts for a return on its expenditures over the recovery period.


 (4) UTILITY ACCOUNTS RECEIVABLE:

      Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1997, $65 million was sold under the agreement.

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


(5)  INVESTMENTS:

     (a)  McLeodUSA Inc. (McLeod) -

      At September 30, 1997, the Company had the following investment in McLeod, a telecommunications company (all figures are in millions):

                                                        Fair Market
                                  Shares       Cost        Value


Class A Common Stock                9.0       $ 29.0     $ 354.0
Unexercised Vested Options          1.3          -          51.3
Cost to Exercise Vested Options     N/A         N/A         (2.3)
                                   10.3       $ 29.0     $ 403.0

      During the second quarter of 1997, the Company converted its investment in Class B Common Stock into shares of Class A Common Stock and contributed 300,000 shares of its McLeod Class A shares to the IES Industries Charitable Foundation.

      The Company has entered into an agreement with McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September 1998.

      Pursuant to the provisions of SFAS No. 115, the carrying value of the McLeod investment was adjusted from a cost basis to estimated fair value at September 30, 1997, based on the September 30 closing price, given that such shares have become qualified for sale within a one year period. The adjustment to reflect the estimated fair value of this investment did not impact the Company's current earnings as the resulting unrealized gain, net of taxes, was recorded directly to the common equity section of the balance sheet ("Unrealized security gains"). Under SFAS 115, any such gains are reflected in current earnings only at the time they are realized through a sale by the
Company. It is not possible to estimate what the market value of the shares will be at September 1998 when the current restriction on sales expires.

     (b)  Foreign Entities -

     At September 30, 1997, the Company had $47.7 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, 3) an investment in a cogeneration facility in China, and 4) an investment in an international venture capital fund. The Company accounts for the China investment under the equity method and the other investments under the cost method. The geographic concentration of the Company's investments in foreign entities at September 30, 1997, included investments of approximately $32.7 million in New Zealand, $14.5 million in China and $0.5 million in other countries.


(6)  DEBT:

     (a)  Long-Term Debt -

     In October 1997, Diversified entered into a 3-Year Credit Agreement with various banking institutions which replaced its variable rate credit facility. The new agreement will provide Diversified the ability to finance additional business development opportunities, as needed. The agreement extends through October 20, 2000, with one-year extensions available upon agreement by the parties. The agreement will terminate on September 1, 1998, however, if the proposed merger discussed in Note 2 is not consummated on or prior to May 10, 1998. The unborrowed portion of this agreement is also used to support Diversified's commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under this agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year.

      At September 30, 1997, there were no borrowings outstanding under the variable rate credit facility. Diversified had $191.3 million of commercial paper outstanding at September 30, 1997, with interest rates ranging from 5.77% to 5.95% and maturity dates in the fourth quarter of 1997. Diversified intends to continue borrowing under the renewal options of this facility and the new agreement and no conditions exist at September 30, 1997, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

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


     (b)  Short-Term Debt -

      In October 1997, Diversified also entered into a 364-Day Credit Agreement with various banking institutions. This agreement will also provide Diversified the ability to finance additional business development opportunities, as needed. The agreement extends through October 20, 1998, with 364 day extensions available upon agreement by the parties. The agreement will terminate on September 1, 1998, however, if the proposed merger discussed in Note 2 is not consummated on or prior to May 10, 1998. The unborrowed portion of this agreement is also used to support Diversified's commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing for direct borrowings under this agreement and for issuances of commercial paper. The interest rate options are based upon quoted market rates and the maturities are less than one year.

      At September 30, 1997, the Company had bank lines of credit aggregating $45.1 million. Utilities was using $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, the Company may borrow from banks and other financial institutions in lieu of commercial paper. The Company has agreements with several financial institutions for such borrowings. There are no commitments associated with these agreements and there were no borrowings outstanding under these agreements at September 30, 1997.


(7)  CONTINGENCIES:

     (a)  Environmental Liabilities -

     The Company has recorded environmental liabilities of approximately $53 million in its Consolidated Balance Sheets at September 30, 1997. The Company's significant environmental liabilities are discussed below.

          Former Manufactured Gas Plant (FMGP) Sites

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites, but believes it is not responsible for two of these sites based on extensive reviews of the ownership records and historical information available for the two sites. Utilities has notified the appropriate regulatory agency that it believes it does not have any responsibility as relates to these two sites, but no response has been received from the agency on this issue. Utilities is also aware of six other sites that it may have owned or operated in the past and for which, as a result, it may be designated as a PRP in the future in the event that environmental concerns arise at these sites. Utilities is working pursuant to the requirements of the various agencies to investigate, mitigate, prevent and remediate, where necessary, damage to property, including damage to natural resources, at and around the sites in order to protect public health and the environment. Utilities believes it has completed the remediation of twelve sites although it is in the process of obtaining final approval from the applicable environmental agencies on this issue for each site. Utilities is in various stages of the investigation and/or remediation processes for the remaining fourteen sites and estimates the range of additional costs to be incurred for investigation, remediation and monitoring of the sites to be approximately $21 million to $52 million.

      Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.7 million as current liabilities) at September 30, 1997. These amounts are based upon Utilities' best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations.

      In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for investigation, mitigation, prevention, remediation and monitoring costs associated with the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with ten carriers and an agreement in principle has been reached with four other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

          National Energy Policy Act of 1992

      The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases and, for the Duane Arnold Energy Center
(DAEC), averages $1.4 million annually through 2007, of which Utilities' 70% share is $1.0 million. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment at September 30, 1997, $9.9 million payable through 2007, has been recorded as a liability in the Consolidated Balance Sheets, including $0.9 million included in "Current liabilities - Environmental liabilities," with a related regulatory asset for the unrecovered amount.

          Oil and Gas Properties Dismantlement and Abandonment Costs

      Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary under Diversified, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties, the most significant of which is located off the coast of California. The Company estimates the total costs for these properties to be approximately $16 million and the expenditures are not expected to be incurred for approximately four years. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income, resulting in a liability of $9.4 million at September 30, 1997, in the Consolidated Balance Sheets.

     (b)  Air Quality Issues -

      The Clean Air Act Amendments of 1990 (Act) requires emission reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) to achieve reductions of atmospheric chemicals believed to cause acid rain. The provisions of the Act are being implemented in two phases; the Phase I requirements have been met and the Phase II requirements affect eleven other fossil units beginning in the year 2000. Utilities expects to meet the requirements of Phase II by switching to lower sulfur fuels, capital expenditures primarily related to fuel burning equipment and boiler modifications, the possible purchase of SO2 allowances and a possible NOx averaging plan. Utilities currently estimates capital expenditures at approximately $8.6 million, including $0.9 million in 1997, in order to meet the acid rain requirements of the Act.

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

      The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to NOx, ozone transport, mercury and particulate control; toxic release inventories and modifications to the PCB rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. Utilities is currently reviewing the rules to determine what impact they may have on its operations.

      In the fourth quarter of 1996, the EPA announced that it would issue a notice requiring the 37 states in the Ozone Transport Assessment Group (OTAG), which includes Iowa, to implement further controls on NOx. In June 1997, OTAG made their final recommendations to the EPA. In October 1997, the EPA followed these recommendations and excluded Iowa from the requirement to reduce NOx emissions in the State with the understanding that Iowa will work with Wisconsin in the development of the SE Wisconsin attainment State Implementation Plan (SIP). Utilities believes the potential cost of this effort will not have a material adverse effect on its financial position or results of operations.

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences and recommended that additional monitors be located near Utilities' sources to assess actual ambient air quality. As a result of exceedences at a relocated monitor, the EPA issued a letter in March 1997 to the Iowa Governor's Office directing the state to develop a plan of action within 120 days. The Governor of Iowa then issued a letter to the EPA stating that a plan of action would be in place with local industry to avoid the area being declared nonattainment. In this regard, Utilities has entered into a consent order with the Iowa Department of Natural Resources (IDNR). The objective of this consent order is to establish the necessary commitments which will maintain the area in attainment for SO2. Two primary commitments were made by Utilities in this consent order: 1) Utilities will limit SO2 emissions from the two noted generating facilities located in Cedar Rapids, and 2) Utilities will install a new stack at one of the facilities at a potential aggregate capital cost of up to $4.5 million over the next two years. In September 1997, the EPA provided comments to the IDNR on the consent order. In October 1997, Utilities proposed certain modifications to the consent order in response to the EPA comments. These proposed modifications include revising the stack option such that the potential aggregate cost would only be approximately $2.5 million over the next two years. The final consent order is expected to be approved by both the IDNR and ultimately by the EPA in either the fourth quarter of 1997 or the first quarter of 1998.

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



                     IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS


                                              September 30,
                                                  1997            December 31,
ASSETS (in thousands)                          (Unaudited)            1996

Property, plant and equipment:
  Utility -
    Plant in service -
        Electric                               $ 2,045,422        $ 2,007,839
        Gas                                        181,995            175,472
        Other                                      131,302            126,850
                                                 2,358,719          2,310,161
    Less - Accumulated depreciation              1,104,678          1,030,390
                                                 1,254,041          1,279,771
    Leased nuclear fuel, net of amortization        37,968             34,725
    Construction work in progress                   61,932             43,719
                                                 1,353,941          1,358,215
  Other, net of accumulated depreciation
   and amortization of $1,615 and
   $1,438, respectively                              5,695              5,872
                                                 1,359,636          1,364,087


Current assets:
  Cash and temporary cash investments               15,951             11,608
  Accounts receivable -
    Customer, less allowance for doubtful
    accounts of $709 and $546, respectively         14,144             22,461
    Other                                            8,907             11,270
  Income tax refunds receivable                      2,908              2,664
  Production fuel, at average cost                  10,801             13,323
  Materials and supplies, at average cost           22,759             21,716
  Adjustment clause balances                             0             10,752
  Regulatory assets                                 36,718             26,539
  Prepayments and other                             14,712             18,705
                                                   126,900            139,038


Investments:
  Nuclear decommissioning trust funds               74,455             59,325
  Cash surrender value of life insurance
    policies                                         4,812              4,281
  Other                                                 78                313
                                                    79,345             63,919


Other assets:
  Regulatory assets                                191,476            201,129
  Deferred charges and other                        11,168             10,437
                                                   202,644            211,566
                                               $ 1,768,525        $ 1,778,610



           IES UTILITIES INC. CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               September 30,
CAPITALIZATION AND LIABILITIES                     1997           December 31,
(in thousands, except share amounts)            (Unaudited)           1996

Capitalization:
  Common stock - par value $2.50 per share -
    authorized 24,000,000 shares; 13,370,788
    shares outstanding                         $    33,427        $    33,427
  Paid-in surplus                                  279,042            279,042
  Retained earnings                                236,028            231,337
      Total common equity                          548,497            543,806
  Cumulative preferred stock - par value
    $50 per share - authorized 466,406
    shares; 366,406 shares outstanding              18,320             18,320
  Long-term debt (excluding current portion)       651,781            517,334
                                                 1,218,598          1,079,460


Current liabilities:
  Short-term borrowings                                  0            135,000
  Capital lease obligations                         13,294             15,125
  Maturities and sinking funds                         140              8,140
  Accounts payable                                  37,269             76,287
  Accrued interest                                  12,193              8,839
  Accrued taxes                                     66,288             40,953
  Accumulated refueling outage provision             7,970              1,316
  Adjustment clause balances                           782                  0
  Environmental liabilities                          5,517              5,517
  Other                                             15,335             17,114
                                                   158,788            308,291


Long-term liabilities:
  Pension and other benefit obligations             31,600             25,826
  Capital lease obligations                         24,674             19,600
  Environmental liabilities                         37,844             40,299
  Other                                             19,164             14,030
                                                   113,282             99,755


Deferred credits:
  Accumulated deferred income taxes                245,361            256,634
  Accumulated deferred investment
    tax credits                                     32,496             34,470
                                                   277,857            291,104


Commitments and contingencies (Note 7)


                                               $ 1,768,525        $ 1,778,610

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




             IES UTILITIES INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        For the Three              For the Nine             For the Twelve
                                         Months Ended              Months Ended              Months Ended
                                         September 30              September 30              September 30
                                       1997         1996         1997         1996         1997         1996
                                                                  (in thousands)
Operating revenues:
    Electric                       $ 184,676    $ 173,626    $ 459,653    $ 436,027    $ 597,899    $ 562,996
    Gas                               15,507       12,169      122,711      103,854      179,720      151,906
    Other                              5,528        4,375       19,369       13,296       25,915       17,143
                                     205,711      190,170      601,733      553,177      803,534      732,045


Operating expenses:
    Fuel for production               27,613       29,148       84,026       72,168       96,437       96,733
    Purchased power                   18,749       18,655       52,472       55,125       85,697       68,600
    Gas purchased for resale           7,835        5,034       84,413       64,445      123,846       96,116
    Other operating expenses          42,783       37,594      117,242      112,506      154,736      154,902
    Maintenance                       12,224       13,192       37,675       37,516       46,028       46,901
    Depreciation and amortization     21,840       21,908       68,605       65,957       87,623       84,709
    Taxes other than income taxes     10,956       11,386       34,563       34,996       43,170       43,054
                                     142,000      136,917      478,996      442,713      637,537      591,015


Operating income                      63,711       53,253      122,737      110,464      165,997      141,030


Interest expense and other:
   Interest expense                   13,371       11,466       38,446       33,346       48,813       44,375
   Allowance for funds used during
     construction                       -784         -761       -1,551       -2,141       -1,512       -2,904
   Miscellaneous, net                    588        6,230        1,915        5,090        2,117        5,597
                                      13,175       16,935       38,810       36,295       49,418       47,068


Income before income taxes            50,536       36,318       83,927       74,169      116,579       93,962


Federal and state income taxes:
    Current                           21,124       15,132       45,520       33,487       47,362       42,513
    Deferred                           1,434        1,834       -6,996        1,296        2,116          527
    Amortization of investment
      tax credits                       -658         -661       -1,974       -1,984       -2,635       -2,658
                                      21,900       16,305       36,550       32,799       46,843       40,382


Net income                            28,636       20,013       47,377       41,370       69,736       53,580
Preferred dividend requirements          229          229          686          686          914          914
Net income available for
  common stock                     $  28,407    $  19,784    $  46,691    $  40,684    $  68,822    $  52,666


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






       IES UTILITIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Three       For the Nine       For the Twelve
                                                      Months Ended        Months Ended        Months Ended
                                                      September 30        September 30        September 30
                                                     1997      1996      1997      1996      1997      1996
                                                                         (in thousands)

Cash flows from operating activities:
  Net income                                     $  28,636 $  20,013 $  47,377 $  41,370 $  69,736 $  53,580
  Adjustments to reconcile net income to
    net cash flows from operating activities -
      Depreciation and amortization                 21,840    21,908    68,605    65,957    87,623    84,709
      Amortization of principal under capital
        lease obligations                            3,559     4,945    10,668    14,195    12,964    19,108
      Deferred taxes and investment tax credits        776     1,173    -8,970      -688      -519    -2,131
      Refueling outage provision                     2,464     1,831     6,654     6,751    -6,471     9,199
      Amortization of other assets                   4,225     2,041     9,406     7,191    11,987     9,845
      Other                                            -36        13       192       -24       496       657
  Other changes in assets and liabilities -
      Accounts receivable                           -1,564     5,466    10,680     6,440    -8,962    -1,146
      Sale of utility accounts receivable                0         0         0     7,000         0         0
      Production fuel, materials and supplies        2,847    -1,118     2,178      -190     3,019     3,560
      Accounts payable                              -9,447     2,353   -36,339   -11,075   -12,379     3,832
      Accrued taxes                                 30,933    21,259    25,091     8,301     5,556   -12,313
      Provision for rate refunds                         0       -43         0      -106         0   -12,966
      Adjustment clause balances                    -3,533    -3,559    11,534    -3,898     1,532    -1,220
      Gas in storage                                -5,413    -8,280     2,806       965     1,289    -1,193
      Other                                           -326    -2,816     7,399     1,607    13,117    -2,058
          Net cash flows from operating
            activities                              74,961    65,186   157,281   143,796   178,988   151,463

Cash flows from financing activities:
      Dividends declared on common stock           -14,000   -12,000   -42,000   -34,000   -52,000   -44,000
      Dividends declared on preferred stock           -229      -229      -686      -686      -914      -914
      Proceeds from issuance of long-term
        debt                                       135,000    60,000   190,000    60,000   190,000   110,000
      Reductions in long-term debt                       0   -15,000   -63,140   -15,140   -63,140   -65,140
      Net change in short-term borrowings         -150,000   -47,345  -135,000   -27,658   -82,230    23,426
      Principal payments under capital
        lease obligations                           -3,740    -4,626    -9,405   -14,162   -14,351   -19,096
      Other                                           -711      -182      -821      -354      -887    -2,056
          Net cash flows from financing
            activities                             -33,680   -19,382   -61,052   -32,000   -23,522     2,220

Cash flows from investing activities:
      Construction and acquisition
      expenditures -
         Utility                                   -26,271   -39,701   -74,521   -97,084  -119,819  -133,524
         Other                                           0        -2        -8      -344      -930      -902
      Deferred energy efficiency
        expenditures                                  -920    -3,887    -8,450   -12,643   -12,664   -17,708
      Nuclear decommissioning trust funds           -1,502    -1,502    -4,506    -4,506    -6,008    -6,008
      Other                                            -18       272    -4,401     1,149    -1,196     3,137
          Net cash flows from investing
            activities                             -28,711   -44,820   -91,886  -113,428  -140,617  -155,005

Net increase (decrease) in cash and
  temporary cash investments                        12,570       984     4,343    -1,632    14,849    -1,322

Cash and temporary cash investments
  at beginning of period                             3,381       118    11,608     2,734     1,102     2,424

Cash and temporary cash investments
  at end of period                               $  15,951 $   1,102 $  15,951 $   1,102 $  15,951 $   1,102

Supplemental cash flow information:
      Cash paid during the period for -
         Interest                                $   9,073 $  10,866 $  33,215 $  30,443 $  44,842 $  44,511
         Income taxes                            $       0 $   3,921 $  31,875 $  35,489 $  41,770 $  51,691
      Noncash investing and financing
      activities -
         Capital lease obligations incurred      $  13,789 $     939 $  13,912 $  13,785 $  14,408 $  13,896


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


                               COMPETITION

     Electric energy generation, transmission, and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., the cost of assets rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

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

      The Iowa Utilities Board (IUB) initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. Included in the IUB's process was the creation of an advisory panel, of which Utilities is a member. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the current level of relative prices. However, they are continuing the analysis and debate on restructuring and retail competition in Iowa.

      Recently, the IUB has taken several actions. On August 18, 1997, the IUB issued an order that promulgated draft principles for an independent system operator and invited public comment. On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions and so there is a need for the IUB to design a model that suits Iowa's needs. The action plan is to be developed by the IUB's staff, with outside assistance as needed, and with review and comment by the IUB's advisory group. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group for written comment a set of proposed guidelines for an Iowa-specific pilot project that would allow retail access to a "subset of all customer classes."

      As part of Utilities' strategy for the emerging and competitive power markets, Utilities, Interstate Power Company (IPC) and Wisconsin Power and Light Company (WP&L) (the utility subsidiary of WPL Holdings, Inc. (WPLH)), and a number of other utilities have proposed the creation of an independent system operator (ISO) for the companies' power transmission grid. The companies would retain ownership and control of the facilities, but the ISO would set rates for access and assure fair treatment for all companies seeking access. The proposal requires approval from state regulators and the FERC. Various other proposals for ISO's have been made by other companies, and Utilities is monitoring all such proposals. The Public Service Commission of Wisconsin (PSCW) has conditioned the merger on the filing of a PSCW-approved ISO with FERC.

      Utilities is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If a portion of Utilities' operations become no longer subject to the provisions of SFAS 71, as a result of competitive restructurings or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, Utilities would be required to determine any impairment to other assets and write-down such assets to their fair value. Utilities believes that it still meets the requirements of SFAS 71.

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

      The FERC issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues were set for hearings which began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and FERC trial staff. A final decision is expected in the fourth quarter of 1997.

      On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger.

     On March 24, 1997, the Minnesota Public Utilities Commission (MPUC) issued an order approving the merger without hearings, subject to a number of technical conditions which the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers.

     On September 26, 1997, the IUB issued an order stating that it does not disapprove of the proposed merger. The order included a number of conditions, which the parties are willing to meet, including a 4-year rate freeze.

      On  November  4,  1997,  the PSCW issued an  order  approving  the
proposed  merger.   The approval included a number of conditions,  which
the parties are willing to meet, including a 4-year rate freeze.

      The SEC comment period ended November 5, 1996. Final review will commence following FERC approval.

      The merger partners have submitted new information to the U.S. Department of Justice (DOJ) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ completed its impact review of the merger on market power and all requirements of such review were satisfied.

      The Nuclear Regulatory Commission (NRC) published its order in the Federal Register on August 28, 1997, allowing principal ownership and operations of the Duane Arnold Energy Center (DAEC) to transfer to Interstate Energy Corporation.

      The companies expect to receive all necessary regulatory approvals relating to the merger by the end of 1997. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale price freezes at Utilities.


                  RESULTS OF OPERATIONS OF THE COMPANY

      The following discussion analyzes significant changes in the components of net income and financial condition from the prior periods for the Company.

Summary

      The Company's net income increased $10.9 million, $9.4 million and $13.4 million during the three, nine and twelve month periods, respectively. Earnings per average common share increased $0.34, $0.29 and $0.41 for the respective periods. Utilities' net income available for common stock increased $8.6 million, $6.0 million and $16.2 million during the three, nine and twelve month periods, respectively. Increased electric sales (excluding off-system sales) resulting from continuing growth in Utilities' service territory and more favorable weather conditions contributed to the increase in earnings for all periods. In comparing the three, nine and twelve month periods with the prior periods, the Company estimates that the weather impacted earnings per share by approximately $0.15, $0.10 and $0.12, respectively. The increase in earnings for all periods was also due to the takeover defense costs (approximately $0.15 per share) that the company incurred in the third quarter of 1996 and a lower effective tax rate. Partially offsetting the increase for all periods were increased interest and depreciation expenses. The nine and twelve month increases were also partially offset by the recording of a $2.5 million loss on non-utility investments at Utilities during the second quarter of 1997.

      The Company's operating income increased $11.9 million, $13.6 million and $26.0 million during the three, nine and twelve month periods, respectively, while Utilities' operating income increased $10.5 million, $12.3 million and $25.0 million during the same periods.

Electric Operations

Electric margins and Kwh sales for Utilities for the three months ended September 30 were as follows:

                                 Revenues and Costs           Kwhs Sold
                                   (In thousands)          (In thousands)
                                   1997        1996         1997       1996
Residential and rural         $   71,252  $   63,594      734,577    667,458
General service                   30,670      28,085      318,645    295,997
Large general service             72,525      68,809    1,490,581  1,432,420
Sales for resale and other         9,384       9,066      148,108    148,369
Total, excluding off-
  system sales                   183,831     169,554    2,691,911  2,544,244
Off-system sales                     845       4,072       31,604    288,561
    Total                        184,676     173,626    2,723,515  2,832,805

Fuel for production
  (excluding steam)               24,458      27,106
Purchased power                   18,749      18,655
Margin                        $  141,469  $  127,865


Electric margins and Kwh sales for Utilities for the nine months ended September 30 were as follows:

                                Revenues and Costs            Kwhs Sold
                                  (In thousands)           (In thousands)
                                   1997        1996         1997       1996
Residential and rural         $  174,245  $  162,665    2,026,344  1,968,766
General service                   77,687      72,622      920,048    886,972
Large general service            179,234     163,341    4,346,519  4,072,837
Sales for resale and other        24,469      23,080      420,995    435,340
Total, excluding off-
  system sales                   455,635     421,708    7,713,906  7,363,915
Off-system sales                   4,018      14,319      151,597    929,784
    Total                        459,653     436,027    7,865,503  8,293,699

Fuel for production
  (excluding steam)               72,507      65,734
Purchased power                   52,472      55,125
Margin                        $  334,674  $  315,168


Electric margins and Kwh sales for Utilities for the twelve months ended September 30 were as follows:

                                Revenues and Costs            Kwhs Sold
                                  (In thousands)           (In thousands)
                                   1997        1996         1997       1996
Residential and rural         $  224,380  $  208,313    2,691,282  2,582,785
General service                  103,261      96,340    1,264,192  1,215,829
Large general service            229,115     208,406    5,774,288  5,419,536
Sales for resale and other        31,954      30,058      573,434    581,446
Total, excluding off-
  system sales                   588,710     543,117   10,303,196  9,799,596
Off-system sales                   9,189      19,879      453,110  1,285,161
    Total                        597,899     562,996   10,756,306 11,084,757

Fuel for production
  (excluding steam)               81,381      88,728
Purchased power                   85,697      68,600
Margin                        $  430,821  $  405,668


      The electric margin increased $13.6 million, $19.5 million and $25.2 million during the three, nine and twelve month periods, respectively, primarily due to higher Kwh sales (excluding off-system sales). The sales increases during all periods were due to continuing sales growth in Utilities' service territory and more favorable weather conditions. Revenues also increased significantly due to the recovery of previously deferred expenditures for state mandated energy efficiency programs pursuant to an IUB order (the majority of these recoveries are also amortized to expense in other operating expenses). Lower purchased power capacity costs also contributed to the increase in margin for all periods. Under historically normal weather conditions, total Kwh sales (excluding off-system sales) for the three, nine and twelve month periods would have increased 1.5%, 3.4% and 4.0%, respectively, as compared to actual increases of 5.8%, 4.8% and 5.1%.

     Refer to Notes 3(a) and 3(b) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale electric price freezes at Utilities and the energy efficiency cost recoveries, respectively.

     Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Operations

Gas  margins  and  dekatherm (Dth) sales for  Utilities  and  Industrial
Energy  Applications,  Inc.  (IEA),  a  wholly-owned  subsidiary   under
Diversified, for the three months ended September 30 were as follows:

                                 Revenues and Costs           Dths Sold
                                   (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Utilities -
  Residential                 $    8,802  $    6,968       1,025       1,013
  Commercial                       4,259       3,031         758         711
  Industrial                       1,656       1,364         440         472
  Transportation and
    other                            790         806       2,287       2,308
  Total Utilities                 15,507      12,169       4,510       4,504
IEA                                  -        16,292         -         6,777
  Total                           15,507      28,461       4,510      11,281

Gas purchased for resale           7,795      20,841
Margin                        $    7,712  $    7,620


Gas margins and Dth sales for Utilities and IEA for the nine months ended September 30 were as follows:

                                 Revenues and Costs           Dths Sold
                                   (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Utilities -
  Residential                 $   75,037  $   64,754      11,140      11,894
  Commercial                      37,078      30,322       6,520       6,838
  Industrial                       7,926       6,027       1,874       1,885
  Transportation and
    other                          2,670       2,751       7,507       7,613
  Total Utilities                122,711     103,854      27,041      28,230
IEA                                2,670      57,258         978      23,914
  Total                          125,381     161,112      28,019      52,144

Gas purchased for resale          88,136     120,091
Margin                        $   37,245  $   41,021


Gas margins and Dth sales for Utilities and IEA for the twelve months ended September 30 were as follows:

                                 Revenues and Costs           Dths Sold
                                   (In thousands)           (In thousands)
                                   1997        1996        1997        1996
Utilities -
  Residential                 $  107,991  $   94,586      16,927      17,546
  Commercial                      53,722      44,061      10,005      10,075
  Industrial                      14,155       9,583       3,784       3,139
  Transportation and
    other                          3,852       3,676      10,235      10,355
  Total Utilities                179,720     151,906      40,951      41,115
IEA                               58,527      72,760      20,118      32,241
  Total                          238,247     224,666      61,069      73,356

Gas purchased for resale         185,396     166,538
Margin                        $   52,851  $   58,128


      Total gas margin increased or (decreased) $0.1 million, ($3.8) million and ($5.3) million during the three, nine and twelve month periods, respectively. The decreases during the nine and twelve month periods were primarily due to lower gas margins at IEA. IEA's reported Dth gas sales were significantly lower during each period as a result of IEA contributing substantially all of its gas marketing business to a joint venture, effective January 1, 1997, in exchange for a partial interest in the joint venture. The investment in the joint venture is accounted for under the equity accounting method and IEA's allocated portion of gas revenues and gas expenses resulting from the joint venture are recorded in "Miscellaneous, net" on Industries' Consolidated Statements of Income.

     Utilities' gas margin increased or (decreased) $0.5 million, ($1.1) million and $0.1 million during the three, nine and twelve month periods, respectively. The decrease in Utilities' margin during the nine month period was primarily due to lower Dth sales resulting from less favorable weather conditions in 1997. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) 1.2%, (1.2%) and 1.0% during the three, nine and twelve month periods, respectively, as compared to actual increases or (decreases) of 0.1%, (4.2%) and (0.4%).

      The contrasting relationship between the change in Utilities' gas revenues and Dths sold during the nine and twelve month periods was primarily due to higher per unit gas costs during the 1997 periods. Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold.

      Refer to Note 3(a) of the Notes to Consolidated Financial Statements for a discussion of a merger-related gas price freeze at Utilities.

Other Revenues The Company's other revenues increased $1.8 million, $11.0 million and $19.9 million during the three, nine and twelve month periods, respectively ($1.2 million, $6.1 million and $8.8 million at Utilities). Steam revenues at Utilities increased during all periods due to an increase in volumes sold resulting from the addition of a new industrial customer and increased demand from existing customers. Increased operating activities at IEA also contributed to the increases during the nine and twelve month periods.

Operating Expenses The Company's other operating expenses increased or (decreased) $3.5 million, $5.0 million and $2.0 million during the three, nine and twelve month periods, respectively ($5.2 million, $4.7 and ($0.2) million at Utilities). The increase for all periods was primarily due to increased amortization of previously deferred energy efficiency expenditures at Utilities and increased international and domestic business development activities at Diversified, partially offset by lower operating expenses at Whiting. The nine and twelve month increases were also due to the increased operating activities at IEA, partially offset by decreased operating expenses at the DAEC, Utilities' nuclear generating facility.

      The Company's and Utilities' maintenance expenses increased or (decreased) ($1.0) million, $0.2 million and ($0.9) million during the three, nine and twelve month periods, respectively. The three month decrease was primarily due to decreased maintenance activities at Utilities' fossil-fueled generating stations. The twelve month decrease was primarily due to lower maintenance expenses at the DAEC, partially offset by increased maintenance activities on Utilities' transmission and distribution facilities.

      The Company's depreciation and amortization expense increased $0.2 million, $3.0 million and $5.0 million during the three, nine and twelve month periods, respectively (($0.1) million, $2.6 million and $2.9 million at Utilities), primarily because of increases in utility plant in service. The twelve month increase was also due to increases in amortization costs of Whiting's oil and gas properties. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

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

Interest Expense and Other The Company's interest expense increased $2.7 million, $7.3 million and $9.6 million during the three, nine and twelve month periods, respectively ($1.9 million, $5.1 million and $4.4 million at Utilities), primarily because of increases in the average amount of borrowings at Diversified and the amount of long-term debt outstanding at Utilities. The three month increase was partially offset by decreases in the average amount of short-term debt outstanding at Utilities.

      Miscellaneous, net for the Company reflects comparative increases in income of $6.8 million, $2.7 million and $1.5 million during the three, nine and twelve month periods, respectively ($5.6 million, $3.2 million and $3.5 million at Utilities). Approximately $7.5 million of costs were incurred during the three month period ended September 30, 1996 relating to the successful defense of the hostile takeover attempt mounted by MidAmerican Energy Company. The nine and twelve month increases were partially offset by the recording of a $2.5 million loss on non-utility investments at Utilities during the second quarter of 1997 and certain property write-downs.

Income Taxes The Company's income tax expense increased or (decreased) $5.2 million, ($0.9) million and $3.1 million during the three, nine and twelve month periods, respectively ($5.6 million, $3.8 million and $6.5 million at Utilities). Higher pre-tax income contributed to the three and twelve month increases and partially offset the nine month decrease. The impact of a tax deduction resulting from the contribution of 300,000 shares of the Company's investment in McLeodUSA Inc. (McLeod) to the IES Charitable Foundation partially offset the three and twelve month increases and contributed to the nine month decrease. Reserves recorded during the first and second quarters of 1996 related to an Internal Revenue Service (IRS) audit for tax years 1991-1993 also contributed to the nine month decrease and partially offset the twelve month increase.

                       CONSOLIDATED BALANCE SHEETS

     Pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the carrying value of the McLeod investment was adjusted from a cost basis to estimated fair value at September 30, 1997, based on the September 30 closing price, given that the McLeod shares have become qualified for sale within a one year period. The adjustment included an increase to "Investment in McLeodUSA Inc." of $374 million, an increase to "Unrealized security gains (net of taxes)" of $219 million and an increase to "Accumulated deferred income taxes" of $155 million. (See note 5(a) for a further discussion of the McLeod investment). The $50 million decrease in "Accounts payable" at September 30, 1997, compared to December 31, 1996, was primarily due to a decrease in natural gas payables caused by the seasonal nature of the natural gas business and the accounting change for IEA's gas business resulting from the formation of the joint venture.


                     LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily attributable to Utilities' construction programs, its debt maturities and the level of
Diversified's business opportunities. The Company's pretax ratio of times interest earned was 2.90 and 2.93 for the twelve months ended September 30, 1997 and September 30, 1996, respectively. Cash flows from operating activities for the twelve months ended September 30, 1997 and September 30, 1996 were $199 million and $182 million, respectively.

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

      Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on the Company's creditworthiness. The Company's debt ratings are as follows:

                                              Moody's     Standard & Poor's

     Utilities   - Secured long-term debt       A2                A+
                 - Unsecured long-term debt     A3                A-
                 - Commercial paper             P1                A1

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

      At September 30, 1997, Utilities had approximately $65 million of energy efficiency program costs recorded as regulatory assets. See Note 3(b) of the Notes to Consolidated Financial Statements for a discussion of the recovery of these costs.

      At September 30, 1997, the Company had an investment in McLeodUSA Inc., a telecommunications company, valued at $403.0 million based on the September 30 closing price. See Note 5(a) of the Notes to Consolidated Financial Statements for further information concerning the Company's investment in McLeodUSA, including recent accounting changes.

      The Company has financial guarantees amounting to $18.8 million outstanding at September 30, 1997, which are not reflected in the consolidated financial statements. Such guarantees are generally issued to support third-party borrowing arrangements and similar transactions. The Company believes that any possible cash payments associated with these agreements will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company continues to explore domestic investment opportunities,
including   investments   in  the  domestic  utility   business.    Such
investments could be significant.

      At September 30, 1997, the Company had approximately $47.7 million of investments in foreign entities (see Note 5(b) of the Notes to
Consolidated Financial Statements for a further discussion). In addition, the Company also continues to explore other international investment opportunities. Such investments may carry a higher level of risk than the Company's traditional domestic utility investments or Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others. The Company may also incur business development expenses for potential projects pursued by the Company that may never materialize. The Board of Directors recently authorized the Company to pursue and propose additional foreign investments, not to exceed $300 million, in Brazil, which is undergoing a privatization of its electric companies. The Company is striving to select international investments where these risks are both understood and manageable.

      The Resale Power Group of Iowa (RPGI), consisting of virtually all of Utilities' wholesale customers, has notified Utilities that it will not purchase its power supply from Utilities after December 31, 1998. It is possible that certain RPGI customers will drop out of RPGI in order to remain as Utilities' customers; to-date, three of the thirty customers have signed contracts to remain with Utilities. All RPGI customers will continue to purchase transmission services from Utilities after December 31, 1998. While the Company cannot determine the outcome of this issue at this time, the result will not have a material adverse effect on its financial position or results of operations given 1)
Utilities'  wholesale  sales  only  account  for  approximately  5%   of
Utilities' total electric sales, excluding off-system sales; 2) Utilities currently has to supplement its generating capability with purchased power to meet its sales load; 3) Utilities' annual electric sales growth rate continues to be strong; and 4) Utilities will continue to realize transmission revenues from such customers.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                  CONSTRUCTION AND ACQUISITION PROGRAM

      The Company's construction and acquisition program anticipates expenditures of approximately $225 million for 1997, of which approximately $147 million represents expenditures at Utilities and approximately $78 million represents expenditures at Diversified. Of the $147 million of Utilities' expenditures, 39% represents expenditures for electric transmission and distribution facilities, 21% represents electric generation expenditures, 21% represents information technology expenditures and 5% represents gas expenditures. The remaining 14% represents miscellaneous electric, steam and general expenditures. Diversified's anticipated expenditures include approximately $75 million for domestic and international energy-related construction and acquisition expenditures. In addition to these anticipated expenditures, the Board of Directors recently authorized the Company to pursue and propose additional foreign investments, not to exceed $300 million, in Brazil, which is undergoing a privatization of its electric companies. The Company had construction and acquisition expenditures of approximately $119 million for the nine months ended September 30, 1997, including approximately $74 million of utility expenditures and $45 million of non-utility expenditures.

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


                           LONG-TERM FINANCING

      Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, the following long-term debt will mature prior to December 31, 2001:

                                        (in millions)
         Utilities                         $ 184.0
         Diversified's credit facility       191.3
         Other subsidiaries' debt             10.9
                                           $ 386.2

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

      The indentures pursuant to which Utilities issues First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property and contain covenants which restrict the amount of additional bonds which may be issued. At September
30, 1997, such restrictions would have allowed Utilities to issue at least $229 million of additional First Mortgage Bonds.

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

     In October 1997, Diversified entered into a 3-Year Credit Agreement with various banking institutions which replaced its variable rate credit facility. Refer to Note 6(a) of the Notes to Consolidated Financial Statements for a further discussion of this agreement.

      The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At September 30, 1997, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at September 30, 1997.

      The Company's capitalization ratios at September 30, 1997 were as follows:


      Long-term debt      49%
      Preferred stock      1
      Common equity       50
                         100%

      The Company's capitalization ratios were significantly impacted during the third quarter of 1997 by: 1) the issuance of $135 million of 6-5/8% Senior Debentures, and 2) the recognition of unrealized security gains relating to the investment in McLeod which was recorded, net of tax, directly in the common equity section on the balance sheet.

     Under provisions of the Merger Agreement, there are restrictions on the amount of common stock and long-term debt the Company can issue pending the merger. The Company does not expect the restrictions to have a material effect on its ability to meet its future capital requirements.


                          SHORT-TERM FINANCING

      For interim financing, Utilities is authorized by the FERC to issue, through 1998, up to $200 million of short-term notes. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. At September 30, 1997, Utilities had no outstanding short-term borrowings.

     Utilities has an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. At September 30, 1997, Utilities had sold $65 million under the agreement.

      In October 1997, Diversified entered into a 364-Day Credit Agreement with various banking institutions which replaced its variable rate credit facility. Refer to Note 6(b) of the Notes to Consolidated Financial Statements for a further discussion of this agreement.

      At September 30, 1997, the Company had bank lines of credit aggregating $45.1 million. Utilities was using $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, the Company may borrow from banks and other financial institutions in lieu of commercial paper. The Company has agreements with several financial institutions for such borrowings. There are no commitments associated with these agreements and there were no borrowings outstanding under these agreements at September 30, 1997.


                          ENVIRONMENTAL MATTERS

      Utilities has been named as a Potentially Responsible Party (PRP) by various federal and state environmental agencies for 28 FMGP sites. Utilities has recorded environmental liabilities related to the FMGP sites of approximately $33 million (including $4.7 million as current liabilities) at September 30, 1997. Regulatory assets of approximately $33 million, which reflect the future recovery that is being provided through Utilities' rates, have been recorded in the Consolidated Balance Sheets. Considering the current rate treatment allowed by the IUB, management believes that the clean-up costs incurred by Utilities for these FMGP sites will not have a material adverse effect on its financial position or results of operations. Refer to Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion, including a discussion of a lawsuit filed by Utilities seeking recovery of FMGP-related costs from its insurance carriers.

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

     In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggests that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling study suggested that two of Utilities' generating facilities contribute to the modeled exceedences. Utilities entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue and has subsequently proposed certain modifications to the consent order in response to comments provided by the EPA to the IDNR.

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

     The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such a contract and has made the agreed payments to the Nuclear Waste Fund
(NWF) held by the U.S. Treasury, however, Utilities has since been formally notified by the DOE that they anticipate being unable to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities is evaluating and pursuing multiple options including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program. The NWPA assigns responsibility of interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as Utilities. In accordance with this responsibility, Utilities has been storing spent nuclear fuel on-site since plant operations began in 1974 and has current on-site capability to store spent fuel until 2001. Utilities is currently reviewing options for expanding on-site storage capability. To provide assurance that both the short and long term storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility may provide the best solution. Analysis and discussion of this and other options continues.

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa is a member of the Midwest Interstate Low-Level Radioactive Waste Compact Commission (Compact), which is responsible for any development of new disposal capability within the member states of the Compact. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. At September 30, 1997, Utilities had
prepaid  costs of approximately $1.1 million to the Compact.   Utilities
expects to receive these funds back from the Compact by the end  of  the
year.   The  Compact is currently evaluating its plans for  the  future.
Utilities continues to ship the waste it produces to a disposal facility located near Barnwell, South Carolina, thereby minimizing the amount of low-level waste stored on-site. Utilities has on-site storage capability that would be available in the event of disruptions of shipments to the Barnwell facility.

      Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas properties. Refer to
Note 7(a) of the Notes to Consolidated Financial Statements for a further discussion.


                              OTHER MATTERS

Year 2000 The Company utilizes software, embedded systems, and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal project is currently under way to determine the full scope, work plan and related costs to insure that its systems continue to meet its customer and internal needs. The Company has begun to incur expenses to resolve this issue. These expenses may continue through the year 1999 and may be significant.

Labor Issues Utilities has six collective bargaining agreements, covering approximately 54% of its workforce. None of the agreements expires in 1997. Two of the agreements, covering less than 5% of Utilities' workforce, will expire in 1998.

Financial Derivatives The Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the Company on a very limited basis. At September 30, 1997, the Company did not have any material financial derivatives outstanding.

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

Joint Venture On June 11, 1997, WPLH announced the formation of a joint venture with Cargill. The joint venture, to be named Cargill-IEC, will be an energy-commodity trading company that will offer a range of energy trading, marketing and risk management services to wholesale electric customers. Power trading will begin under the joint venture upon receipt of a FERC license which is anticipated during the fourth quarter of 1997. Interstate Energy Corporation will ultimately be the formal partner with Cargill in the new joint venture.

Inflation    The  Company does not expect the effects  of  inflation  at current levels to have a significant effect on its financial position or results of operations.




                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection  with  its  defense  against  allegations  of  liability  for property damage at and around Former Manufactured Gas Plant (FMGP) sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of damage to property, including damage to natural resources like groundwater, at and around the FMGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these FMGP-related costs. Settlement has been reached with ten carriers and an agreement in principle has been reached with four other carriers thus far. Amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

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

     On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleged that Utilities was discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of the Company, in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda was unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. On August 25, 1997, the IUB issued its Final Decision and Order rejecting Lambda's complaint. On October 10, 1997, the IUB issued its rehearing order which again rejected Lambda's complaint.

      On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (three former employees of the Company and/or its subsidiaries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of Industries and Utilities, alleging, inter alia, tortious interference and commercial disparagement. On April 9, 1997, Utilities amended its suit to include Central Iowa Power Cooperative (CIPCO) alleging that it, too, inter alia had violated Iowa's trade secret act, and had tortiously interfered with existing and prospective business advantage. Utilities is in the process of dismissing CIPCO from the suit.

      Reference is made to Notes 3 and 7 of Industries' Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and the Company's environmental matters, respectively, and
Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition - Environmental Matters.

Item 2.  Changes in the Rights of the Company's Security Holders.

      Under provisions of the 3-Year and 364-Day Credit Agreements recently entered into by Diversified, declaration of common dividends by Industries could be restricted prior to its pending merger if certain provisions are not met. The Company does not anticipate such provisions will restrict any future dividend payments.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

(a) IES Utilities Inc. has calculated their ratio of earnings to fixed charges pursuant to Item 503 of Regulation S-K of the Securities and Exchange Commission as follows:

     For the twelve months ended:
          September 30, 1997       3.19
          December 31, 1996        3.23
          December 31, 1995        3.04
          December 31, 1994        3.18
          December 31, 1993        3.41
          December 31, 1992        2.49



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

  *4(f)   3-Year Credit Agreement dated as of October 20, 1997
          among  IES Diversified Inc. as Borrower, certain banks,  First
          Chicago  Capital  Markets,  Inc.  as  Syndication  Agent   and
          Citibank, N.A. as Agent.

  *4(g)   364-Day Credit Agreement dated as of  October  20,
          1997 among IES Diversified Inc. as Borrower, certain banks, First Chicago Capital Markets, Inc. as Syndication Agent and Citibank, N.A. as Agent.

  10(a)   Receivables Purchase and Sale Agreement dated as of
          June 30, 1989, as Amended and Restated as of February 28, 1997, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

  10(b)   Director Retirement Plan.  (Filed as Exhibit  10(b)
          to Industries' Form 10-Q for the quarter ended June 30, 1997 (File No. 1-9187)).

 *10(c)   IES Industries Inc. Grantor Trust for Director Retirement
          Plan.

 *10(d)   IES   Industries  Inc.  Grantor   Trust   for   Deferred
          Compensation Agreements.

 *10(e)   IES  Industries  Inc.  Grantor  Trust  for  Supplemental
          Retirement Agreements.

 *10(f)   IES Utilities Inc. Grantor Trust for Deferred Compensation
          Agreements.

 *10(g)   IES   Utilities  Inc.  Grantor  Trust  for  Supplemental
          Retirement Agreements.

 *12      Ratio of Earnings to Fixed Charges (IES Utilities Inc.)

 *27(a)   Financial Data Schedule (IES Industries Inc.)

 *27(b)   Financial Data Schedule (IES Utilities Inc.)

 *  Exhibits designated by an asterisk are filed herewith.


(b) Reports on Form 8-K -

     IES Industries Inc.

          Items Reported       Financial Statements       Date of Report

                5                      None               October 30, 1997


     IES Utilities Inc.

          Items Reported       Financial Statements       Date of Report

                5                      None               July 29, 1997





                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IES INDUSTRIES INC.
                                     (Registrant)




Date:  November 12, 1997          By /s/         Stephen W. Southwick
                                                     (Signature)
                                                 Stephen W. Southwick
                                           Vice President, General Counsel &
                                                       Secretary




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



                                   IES UTILITIES INC.
                                      (Registrant)




Date:  November 12, 1997           By /s/       Stephen W. Southwick
                                                    (Signature)
                                                Stephen W. Southwick
                                          Vice President, General Counsel &
                                                      Secretary




                                    By /s/          John E. Ebright
                                                      (Signature)
                                                    John E. Ebright
                                         Controller & Chief Accounting Officer