Form 10-K
period 1997-12-31
IES INDUSTRIES INC
filed 1998-04-07
CIK 789943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997

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

   The aggregate market value of the voting stock of IES Industries Inc. held by non-affiliates as of February 28, 1998, was approximately
   $1,103,763,152 based upon the New York Stock Exchange Composite Tape closing price as reported in The Wall Street Journal.

   Indicate the number of shares outstanding of each of the registrants' classes of Common Stock, as of February 28, 1998:

   Common Stock, no par value - 30,671,499 shares


   DOCUMENTS INCORPORATED BY REFERENCE:

   None

                               IES INDUSTRIES INC.
                 Form 10-K for the Year Ended December 31, 1997

                                TABLE OF CONTENTS

   PART I                                                     Page No.

   Item 1.   Business  . . . . . . . . . . . . . . . . . . .      3
              Proposed Merger of Industries  . . . . . . . .      5
              Capital Expenditure and Investment and
              Financing Plans  . . . . . . . . . . . . . . .      5
              Regulation . . . . . . . . . . . . . . . . . .      5
              Employees  . . . . . . . . . . . . . . . . . .      6
              Environmental Matters  . . . . . . . . . . . .      6
              Competition  . . . . . . . . . . . . . . . . .      6
              Rate Matters . . . . . . . . . . . . . . . . .      6
              Year 2000  . . . . . . . . . . . . . . . . . .      7
              Electric Operations  . . . . . . . . . . . . .      7
              Gas Operations . . . . . . . . . . . . . . . .     12
   Item 2.   Properties  . . . . . . . . . . . . . . . . . .     15
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . .     16
   Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . .     17

   PART II

   Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters  . . . . . . . . .     18
   Item 6.   Selected Financial Data . . . . . . . . . . . .     19
   Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . .     21
             Selected Consolidated Quarterly Financial
              Data (unaudited) . . . . . . . . . . . . . . .     34
   Item 7A.  Quantitative and Qualitative Disclosures About
              Market Risk  . . . . . . . . . . . . . . . . .     35
   Item 8.   Financial Statements and Supplementary Data
              Consolidated Financial Statements  . . . . . .     36
              Notes to Consolidated Financial Statements . .     42
   Item 9.   Changes and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . .     62


   PART III

   Item 10.  Directors and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . .     63
   Item 11.  Executive Compensation  . . . . . . . . . . . .     66
   Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . .     72
   Item 13.  Certain Relationships and Related Transactions      73


   PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . .    73
              Schedule II - Valuation and Qualifying Accounts
              and Reserves . . . . . . . . . . . . . . . . .     81
              Unaudited Pro Forma Combined Financial Information
              of Interstate Energy Corporation . . . . . . .     82
              Signatures . . . . . . . . . . . . . . . . . .     92


                           FORWARD-LOOKING STATEMENTS

   Refer to the "Forward-Looking Statements" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.


                                     PART I

   Item 1.  Business

        IES Industries Inc.

        IES Industries Inc. is a holding company which is incorporated under the laws of Iowa. IES Industries Inc.'s subsidiaries are IES Utilities Inc. (Utilities) and IES Diversified Inc. (Diversified). Utilities is primarily an electric and natural gas utility company operating in the State of Iowa and serving approximately 339,000 electric and 178,000 natural gas retail customers as well as 30 electric resale customers in more than 550 Iowa communities. Diversified is a holding company for non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses. Diversified also has an investment in an Iowa-based telecommunications company, among other miscellaneous investments. IES Industries Inc. and, to the extent the context requires, its consolidated subsidiaries are referred to in this Form 10-K as "Industries."

        Utilities

        Utilities is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for industrial and heating purposes, in the State of Iowa. In 1997, 1996 and 1995, Utilities had no single customer for which electric and/or gas sales accounted for 10% or more of Utilities' consolidated revenues.

        Utilities' only wholly-owned subsidiary as of December 31, 1997, was IES Ventures Inc. (Ventures), which is a holding company for nonregulated investments. Ventures' wholly-owned subsidiary at December 31, 1997, was IES Midland Development Inc. (Midland), which owns and operates a landfill in Ottumwa, Iowa.

        Utilities' sales of electricity (in Kwh), excluding sales for resale, increased 4.3%, 1.7% and 6.4%, during the years 1997, 1996 and 1995, respectively. Under historically normal weather conditions, total sales (excluding sales for resale) would have increased 3.6%, 3.4% and 4.7% during these same years. Total gas delivered by Utilities, including transported volumes, increased or (decreased) (6.1%), 5.9% and 4.8% during the years 1997, 1996 and 1995, respectively. Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (2.4%), 1.9% and 3.5% during these same years.

        There are seasonal variations in Utilities' electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1997, 39.3% of Utilities' electric revenues were earned in June through September, reflecting the use of electricity for cooling, and 71.7% of Utilities' gas revenues were earned in the months of January through March, November and December, reflecting the use of gas for heating.

        The approximate percentages of Utilities' revenue and operating income derived from the sale of electricity and gas during the years 1997, 1996 and 1995 were as follows:

                                  1997            1996            1995
      Revenues:
            Electric                74%             76%             79%
            Gas                     23%             21%              19

      Operating income:
            Electric                90%             86%             92%
            Gas                      8%             11%               7

        The relationships between the electric and gas percentages presented above are influenced by changes in energy sales, timing of regulatory price proceedings and changes in the costs of fuel or purchased gas billed to customers through related adjustment clauses.

        For additional information concerning electric and gas operations, see Item 7. "MD&A" and the "Electric Operations" and "Gas Operations" sections in Item 1.

        Diversified

        Other than Utilities' nonregulated investments, the non-utility operations of Industries are organized under Diversified. Diversified is a holding company whose wholly-owned subsidiaries include IES Transportation Inc. (IES Transportation), IES Energy Inc. (IES Energy), IES Investments Inc. (IES Investments) and IES International Inc. (IES International).

        IES Transportation is a holding company whose wholly-owned subsidiaries at December 31, 1997, included the Cedar Rapids and Iowa City Railway Company (CRANDIC) and IES Transfer Services Inc. (Transfer). CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Transfer's operations include transloading and storage services. IES Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River. In addition, IES Transportation has investments in two Iowa railroad companies.

        IES Energy is a holding company whose wholly-owned subsidiaries at December 31, 1997, included Industrial Energy Applications, Inc. (IEA) and Whiting Petroleum Corporation (Whiting). IEA offers commodities-based and facilities-based energy services for customers, including supplying natural gas and electricity, standby generation, cogeneration, steam production and propane air systems. Whiting is organized to purchase, develop and produce crude oil and natural gas.

        IES Investments is a holding company whose primary wholly-owned subsidiaries at December 31, 1997, included Iowa Land and Building Company (Iowa Land), IES Investco Inc. (Investco) and Village Lakeshares, Inc. (Lakeshares). Iowa Land is organized to pursue real estate and economic development activities in Utilities' service territory. Investco is a holding company for certain equity investments. Lakeshares is a holding company for resort properties in Iowa. IES Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments.

        At December 31, 1997, IES Investments held an investment in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $327 million (as compared to a cost basis of $29 million). Pursuant to the applicable accounting rules, the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustment does not impact earnings as the unrealized gain or loss, net of taxes, is recorded directly to the common equity section of the balance sheet. In addition, any such gain or loss is reflected in current earnings only at the time it is realized
   through a sale.   IES Investments has entered into an agreement with
   McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September 1998.

        IES International is a holding company whose wholly-owned subsidiaries are IES New Zealand Limited (IES New Zealand), Interstate Energy Corporation Pte Ltd. (IECP) and IES Brazil Inc. IES New Zealand has equity investments in two New Zealand electric distribution entities. IECP has a 50% equity investment in two individual cogeneration facilities in China: JIES Heat and Power Ltd. and TIES Heat and Power Ltd. None of the investments under IES International are consolidated, therefore IES International has no operating revenues. IES Brazil Inc. has been formed for the purposes of potential future investments in Brazil. IES Investments also has several investments in foreign entities, including a loan to a New Zealand company and an investment in an international venture capital fund. These investments are considered international investments for management purposes.

        Refer to Note 15 of the Notes to Consolidated Financial Statements for a further discussion of Industries' segments of business.

        PROPOSED MERGER OF INDUSTRIES. Industries is party to an Agreement and Plan of Merger, dated as of November 10, 1995, as amended (Merger Agreement), by and among, Industries, WPL Holdings, Inc. (WPLH), Interstate Power Company (IPC) and certain related parties. Refer to the "Proposed Merger" section in Item 7. "MD&A" and Note 2 of the Notes to Consolidated Financial Statements for a discussion of the transaction (collectively, the Merger) contemplated by the above referenced Agreement and Plan of Merger.

        CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS.   Refer to
   the "Liquidity and Capital Resources" section in Item 7. "MD&A." for a discussion of anticipated construction and acquisition expenditures for 1998-2002 and assumptions in financing future capital requirements.

        REGULATION. Because of its ownership of Utilities, IES Industries
   Inc. is a "holding company" as defined by the Public Utility Holding
   Company Act of 1935, as amended (1935 Act). However, Industries claims exemption from regulation under the 1935 Act (except for Section 9(a)2 thereof, which requires that any acquisition of securities of a utility company by Industries be approved by the Securities and Exchange Commission) on the basis that IES Industries Inc. and Utilities are both organized in the same state and Utilities conducts its business in that state.

        Utilities operates pursuant to the laws of the State of Iowa and is thereby subject to the jurisdiction of the Iowa Utilities Board (IUB).
   The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three Commissioners appointed by the Governor of Iowa and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed.

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

        Utilities is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric sales, its accounting practices and the issuance of securities. Revenues derived from Utilities' sales for resale amounted to 4.3%, 6.5% and 6.3% of electric revenues for 1997, 1996 and 1995, respectively. Utilities' consolidated subsidiaries are not subject to regulation by the IUB or the FERC.

        Utilities is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC), with respect to the Duane Arnold Energy Center (DAEC), and to the jurisdiction of the United States Department of Energy (DOE) with respect to the disposal of nuclear fuel and other radioactive wastes from the DAEC.

        With respect to environmental matters impacting Industries, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

        See the "Environmental Matters", "Competition", "Electric Operations" and "Gas Operations" sections of Item 1 for a discussion of various other regulatory issues.

        EMPLOYEES. At December 31, 1997, Industries had a total of 2,448 (2,045 at Utilities) regular full-time employees. At December 31, 1997, Utilities had 1,089 employees subject to six collective bargaining agreements (788 of these employees were subject to one of these agreements). CRANDIC had 72 employees subject to four collective bargaining agreements and Barge had 12 employees subject to one collective bargaining agreement. Two of Utilities' agreements, covering less than 5% of Utilities' workforce, will expire in 1998.

        ENVIRONMENTAL MATTERS. Industries is regulated in environmental protection matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U. S. Congress, state legislatures and local governments and enforced by federal, state and county agencies. The laws impacting Industries' operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others. Industries regularly secures and renews federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliances have increased in recent years and are expected to increase moderately in the future.

        Refer to Note 13 of the Notes to Consolidated Financial Statements and the "Other Matters-Environmental" section of Item 7. "MD&A" for further discussion of Industries' environmental matters.

        COMPETITION. See the "Utility Industry Outlook" section in Item 7. "MD&A" for a discussion of competitive issues impacting Utilities.

        RATE MATTERS. Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate matters, including its price freeze announcements.

        YEAR 2000. Refer to the "Other Matters-Year 2000" section of Item 7. "MD&A" for a discussion of the impact the date change in the Year 2000 will have on Industries' software, embedded systems and related technologies.

        ELECTRIC OPERATIONS -

   General Utilities' net peak load (60 minutes integrated) of 1,853,938 kilowatts occurred on July 25, 1997, and represented a new energy peak demand record. At the time of the peak load, 68 interruptible customers were interrupted representing approximately 223,000 kilowatts of a possible 369,413 kilowatts available for interruption. Utilities' additional reserve obligation at the time of the peak was 269,091 kilowatts and the net capability of Utilities' generating stations was 1,891,990 kilowatts, with an additional 232,000 kilowatts being available under purchase contracts, thereby providing an aggregate capability of 2,123,990 kilowatts.

        Utilities projects an electric sales growth rate of approximately 2 to 3 percent per year over the next five years, which will be met by a mix of its existing generation, capacity purchases and new construction. The construction activities will be undertaken in a fashion that best meets the needs of individual customers and the system as a whole. See Note 13(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' firm contracts for the purchase of capacity.

        Utilities' electric facilities are interconnected with certain Iowa and neighboring utilities. Also, Utilities is a member of the Mid-Continent Area Power Pool (MAPP). This pool is comprised of 20 utilities which are Transmission Owning Members (TOMs) and 51 energy-related companies providing services in the upper midwest region of the United States, and operates pursuant to an agreement which provides for the interchange of electric energy, the sharing of responsibilities for production capacity and reserve and the supply of electric energy.

        Utilities is a party to the Twin Cities-Iowa-St. Louis 345 Kv Interconnection Coordinating Agreement (the Coordinating Agreement) with four other midwestern utilities, two of which operate in the State of Iowa. The Coordinating Agreement provides for the interconnection of the respective systems of the companies through a 345 Kv transmission line and for the interchange of power on various bases. The rates under the Coordinating Agreement are primarily determined by agreement between the delivering and receiving companies.

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

        Subsequent to the consummation of the Merger, Utilities expects to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

        For information relating to agreements between Utilities and its partners for the joint ownership of the DAEC, the Ottumwa Generating Station (OGS) and Neal Unit No. 3, see Item 2. "Properties" and Note 14 of the Notes to Consolidated Financial Statements.

   Fuel Supply The following table details the sources of the electricity sold by Utilities during 1997 and expected sources for the following three years:

                        Actual     /-------- Expected ---------/
                         1997        1998       1999          2000
    Steam                48%         53%         53%           52%
    Nuclear               26          24          24            27
    Purchases             25          22          22            20
    Other                  1           1           1             1
                       -----       -----       -----         -----
                        100%        100%        100%          100%
                       =====       =====       =====         =====
        The 1997 steam percentage was lower than anticipated because of several maintenance outages at various fossil-fueled generating facilities and attempts to conserve coal due to rail transportation problems. Utilities is currently on an eighteen-month cycle for nuclear refueling outages and the above percentages assume outages will occur during both 1998 and 1999.

        Utilities' primary fuel source is coal and the generation mix is influenced directly by refueling outages at the DAEC. The average cost of fuel used for generation by Utilities for the years 1997, 1996 and 1995 is presented below:

                                         1997        1996         1995

    Average cost of fuel:

      Nuclear, per million Btu's    $       .64 $        .73 $        .76
      Coal, per million Btu's               .96          .95          .97
      Average for all fuels, per            .94          .94          .95

        The decrease in nuclear fuel costs during 1996 and 1997 is primarily due to a new contract for enrichment services and enriched uranium with the United States Enrichment Corporation (USEC).

        To ensure an adequate supply of coal, Utilities has entered into several contracts for the purchase and transportation of coal with expiration dates ranging up to four years. (See Note 13(b) of the Notes to Consolidated Financial Statements for the minimum commitments under these contracts during 1998-2002.) Utilities estimates that its existing coal-fired generating units will require approximately 12 million tons of coal to operate during the period 1998-2000. Utilities estimates that it has the capability to purchase approximately half of its 1998-2000 coal requirements under its current contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. Many of the current contracts also have provisions allowing Utilities to purchase additional tons of coal. Utilities believes that an ample supply of coal is available in the spot market to meet its needs.

        Some of Utilities' contracted coal supply is provided by surface mining operations which are regulated by the Federal Strip Mine Act. Most of the surface mining coal contracts contain clauses which pass reclamation and royalty costs through to the respective utility; such costs billed to Utilities are recoverable through its Energy Adjustment Clauses (EAC). See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the EAC.

        A contract for enrichment services and enriched uranium product was signed with the USEC in 1995, which has reduced Utilities' enrichment and uranium costs. This contract will be effective through 2001 and may extend beyond 2001 if certain conditions occur. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. Utilities believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements. See Note 13(f) of the Notes to Consolidated Financial Statements for a discussion of Utilities' assessment under the National Energy Policy Act of 1992 for the "Uranium Enrichment Decontamination and Decommissioning Fund," which is based upon prior nuclear fuel purchases.

        Refer to the "Other Matters-Environmental" section of Item 7. "MD&A" for a discussion of nuclear waste disposal issues.

   Nuclear   As an owner and the operator of a nuclear generating unit at the
   DAEC, Utilities is subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations. Utilities' current NRC license for DAEC expires in 2014.

        The operation and design of nuclear power plants is under constant review by the NRC. Utilities has complied with and is currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. Utilities' anticipated nuclear-related construction expenditures for 1998-2002 are approximately $46 million.

        The DAEC received the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance during the NRC's last Systematic Assessment of Licensee Performance (SALP) report in 1997.

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

        To provide this coverage, a nuclear utility mutual insurance company known as Nuclear Electric Insurance Limited (NEIL) was formed. Under Utilities' additional expense policy, following a 23 week waiting period from the time of an accident, coverage of up to 100% of estimated replacement power costs for an ensuing one-year period is provided and up to 80% of that amount would be provided for a second and third year. The annual premium cost to Utilities is estimated to be less than the cost of replacement power for one-week. The NEIL primary property policy also provides coverage for additional expenses for the six-week period prior to the additional expense policy coverage.

        Utilities currently carries primary property insurance coverage on the DAEC facility of $500 million with NEIL. Following the TMI incident, it became apparent to nuclear plant owners that the commercially available property insurance was inadequate considering the cost of decontamination. Consequently, Utilities obtained excess property insurance through NEIL, providing an additional $1.4 billion of coverage after losses exceed $500 million. These policies bring the total property coverage to $1.9 billion.

        For information concerning the potential assessment of retroactive premiums relating to the above-described public liability insurance, additional expense, primary and excess property insurance coverages, refer to Note 13(e) of the Notes to Consolidated Financial Statements. The NRC established requirements with respect to guaranteeing the ability of owners to make such retroactive payments on the public liability policy. Of the various alternatives available, Utilities elected to submit certified financial statements showing that sufficient cash flow could be generated and would be available for payment of the required assessments within a three-month period. The maximum of the annual retroactive premiums was approximately $7 million at December 31, 1997.

        In the unlikely event of a catastrophic loss at the DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Utilities and could have a material adverse effect on Industries' financial position and results of operations.

        Refer to the "Other Matters-Environmental" section of Item 7. "MD&A" for a discussion of nuclear waste disposal issues and Note 13(i) of the Notes to Consolidated Financial Statements for a discussion of the decommissioning of the DAEC.

    IES Utilities Inc.
    Electric Operating Information

                                                   1997          1996          1995          1994           1993
    Operating Revenues ('000s):
         Residential                            $227,496      $213,838      $217,351      $200,686       $206,562
         Commercial                              162,626       153,163       150,722       146,119        145,898
         Industrial                              177,890       160,477       148,529       143,965        137,595
                                               ---------     ---------     ---------     ---------       --------
           Total from ultimate customers         568,012       527,478       516,602       490,770        490,055
         Sales for resale                         25,719        37,384        35,356        37,271         49,654
         Other                                    10,539         9,411         8,513         9,286         10,812
                                               ---------     ---------     ---------     ---------       --------
           Total                                $604,270      $574,273      $560,471      $537,327       $550,521
                                               =========     =========     =========     =========       ========
    Electric Sales ('000s MWH):

         Residential                               2,682         2,642         2,690         2,494          2,528
         Commercial                                2,378         2,315         2,296         2,148          2,079
         Industrial                                4,743         4,436         4,248         4,015          3,674
                                               ---------     ---------      --------     ---------      ---------
           Total from ultimate customers           9,803         9,393         9,234         8,657          8,281
         Sales for resale                            794         1,746         1,586         1,705          2,629
         Other                                        43            46            50            67             64
                                               ---------     ---------      --------     ---------      ---------
           Total                                  10,640        11,185        10,870        10,429         10,974
                                               =========     =========      ========     =========      =========
    Customers (End of Period):
         Residential                             288,387       286,315       284,154       281,653        279,187
         Commercial                               48,962        48,593        48,196        47,595         46,957
         Industrial                                  711           703           695           706            677
         Other                                       442           437           444           451            444
                                               ---------     ---------     ---------     ---------      ---------
           Total                                 338,502       336,048       333,489       330,405        327,265
                                               =========     =========     =========     =========      =========
    Other Selected Electric Data:
         System capacity at time of peak
           demand (MW):
              Company-owned                        1,892         1,864         1,873         1,741          1,734
              Firm purchases and sales
                (net)                                232           232           207           280            248
                                               ---------     ---------     ---------     ---------      ---------
                Total                              2,124         2,096         2,080         2,021          1,982
                                               =========     =========      ========     =========      =========

         Maximum peak hour demand (MW)             1,854         1,833         1,824         1,780          1,716
         Sources of electric energy ('000s
           MWH):
              Steam                                5,499         4,936         5,759         5,509          5,349
              Nuclear                              2,904         2,753         2,611         2,876          2,265
              Hydroelectric                            8             7             8             8              7
              Purchases                            2,789         4,177         3,013         2,647          3,949
              Other                                  156            37            16            14              8
                                                --------      --------      --------     ---------      ---------
                Total                             11,356        11,910        11,407        11,054         11,578
                                                ========      ========      ========     =========      =========
         Cooling degree days                         858           766         1,093           846            765
         Revenue per KWH from ultimate
         customers (in cents)                       5.79          5.62          5.59          5.67           5.92

        GAS OPERATIONS -

         With the advent of FERC Order 636 (Order 636), issued in 1992, the nature of Utilities' gas supply portfolio has changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires Utilities to purchase virtually 100% of its gas supply requirements from non-pipeline suppliers. Utilities has enhanced access to competitively-priced gas supply and more flexible transportation services as a result of Order 636.

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

        Utilities' portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                     Firm             Firm
                                Transportation      Storage       No-Notice

    Northern Natural Gas Co.
     (Northern):
      Volume (Dekatherm/day)       143,996           60,706         10,000
      Expiration date              10/31/99         10/31/99       10/31/99

    Natural Gas Pipeline Co.
     of America (Natural):
      Volume (Dekatherm/day)        28,605           34,014          996
      Expiration date             11/30/2000        11/30/98       11/30/98

    ANR Pipeline (ANR):
      Volume (Dekatherm/day)        60,737           19,180         5,000
      Expiration date             10/31/2003       10/31/2003     10/31/2003


        Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. For 1997, Utilities' maximum daily load occurred on January 27, 1997 with total system flow of approximately 282,760 dekatherms, including transported volumes, and a total contract availability of approximately 276,025 dekatherms. Total system flow included 37,357 dekatherms of end-user owned carriage gas volumes.

        Utilities has firm gas supply agreements with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:

                             Maximum             Minimum
                          Daily Quantity     Daily Quantity
                            (Dth/day)           (Dth/day)

    Northern                  96,486             73,545
    Natural                   38,575             25,575
    ANR                       25,000             20,000


        These gas supply contracts have expiration dates ranging from a few months to almost four years. Rates charged by Utilities' suppliers are subject to regulation by the FERC. Utilities' tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the Purchased Gas Adjustment (PGA) clause.

        Refer to Note 13(b) of the Notes to Consolidated Financial Statements for a discussion of Utilities' minimum gas supply, transportation and storage commitments for 1998-2002 and Note 13(f) of the Notes to Consolidated Financial Statements for a discussion of Manufactured Gas Plant (MGP) sites for which Utilities may be liable and a lawsuit filed by Utilities seeking reimbursement from certain of its insurance carriers for its MGP-related costs.

   IES Utilities Inc.
   Gas Operating Information
                                        1997        1996         1995        1994      1993
   Operating Revenues ('000s):
      Residential                    $110,663     $97,708      $84,562     $82,795   $90,462
      Commercial                       54,383      46,966       40,390      40,912    45,528
      Industrial                       13,961      12,256        8,790      12,515    15,593
      Transportation and other          4,510       3,934        3,550       2,811     2,735
                                     --------    --------     --------    --------  --------
        Total                        $183,517    $160,864     $137,292    $139,033  $154,318
                                     ========    ========     ========    ========  ========

   Gas Sales ('000s Dekatherms)
      Residential                      16,317      17,680       16,302      15,766    16,971
      Commercial                        9,602      10,323        9,534       9,298    10,133
      Industrial                        3,318       3,796        3,098       4,010     4,618
      Transportation and other         10,321      10,341       10,871       8,901     7,284
                                     --------    --------     --------    --------  --------
        Total                          39,558      42,140       39,805      37,975    39,006
                                     ========    ========     ========    ========  ========

   Customers at End of
    Period (Excluding
    Transportation and Other):
      Residential                     155,859     154,457      152,873     151,367   152,472
      Commercial                       21,431      21,364       21,193      21,053    17,757
      Industrial                          399         417          404         409       490
                                     --------    --------     --------    --------  --------
        Total                         177,689     176,238      174,470     172,829   170,719
                                     ========    ========     ========    ========  ========

   Other Selected Gas Data:
      Heating degree days               6,685       7,204        6,686       6,380     6,816
      Revenue per dekatherm
        sold (excluding
        transportation and
        other)                          $6.12       $4.94        $4.62       $4.69     $4.78
      Purchased gas cost
        per dekatherm sold
        (excluding transportation
        and other)                      $4.33       $3.27        $3.15       $3.28     $3.44


   Item 2.  Properties

        IES Industries Inc. has no significant properties.

        Utilities' principal electric generating stations at December 31, 1997, were as follows:

                    Name and Location                      Major Fuel   Minimum Net Kilowatts Accredited
                        of Station                            Type            Generating Capability
    Duane Arnold Energy Center, Palo, Iowa                    Nuclear                     364,000    (1)

    Ottumwa Generating Station, Ottumwa, Iowa                 Coal      343,440     (2)
    Prairie Creek Station, Cedar Rapids, Iowa                 Coal      207,750
    Sutherland Station, Marshalltown, Iowa                    Coal      143,000
    Sixth Street Station, Cedar Rapids, Iowa                  Coal       65,000
    Burlington Generating Station, Burlington, Iowa           Coal      211,800
    George Neal Unit 3, Sioux City, Iowa                      Coal      144,200     (3)
                                                                       --------
        Total Coal                                                                      1,115,190

    Peaking Turbines, Marshalltown, Iowa                      Oil       159,600
    Centerville Combustion Turbines, Centerville, Iowa        Oil        49,400
    Diesel Stations, all in Iowa                              Oil         8,300
                                                                       --------
         Total Oil                                                                        217,300

    Grinnell Station, Grinnell, Iowa                          Gas        46,400
    Agency Street Combustion Turbines,
      West Burlington, Iowa                                   Gas        58,400
    Burlington Combustion Turbines, Burlington, Iowa          Gas        57,000
    Red Cedar Combustion Turbine, Cedar Rapids, Iowa          Gas        18,800
                                                                       --------
         Total Gas                                                                        180,600
                                                                                        ---------
       Total generating capability                                                      1,877,090
                                                                                        =========


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

        At December 31, 1997, the transmission lines of Utilities, operating from 34,000 to 345,000 volts, approximated 4,440 circuit miles (substantially all located in Iowa). Utilities owned 111 transmission substations (substantially all located in Iowa) with a total installed capacity of 8,832 MVa and 468 distribution substations (all located in Iowa) with a total installed capacity of 2,666 MVa.

        Subsidiaries other than Utilities also own property which primarily represents investments in transportation, energy-related, telecommunications and real estate properties.

        Industries' principal properties are suitable for their intended use. Utilities' principal properties are held subject to liens of indentures relating to its bonds.

   Item 3.  Legal Proceedings

        On April 30, 1996, Utilities filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company (IE) (Utilities was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that Utilities has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around Manufactured Gas Plant (MGP) sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of environmental impacts to property, including natural resources like groundwater, at and around the MGP sites. Settlement discussions are proceeding between Utilities and its insurance carriers regarding the recovery of these MGP-related costs. Settlement has been reached with sixteen carriers thus far. Any amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

        IES Industries Inc., Diversified, IES Energy Inc. (a wholly-owned subsidiary of Diversified), MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. IES Industries Inc. and Diversified were dismissed from the suit in a motion for summary judgment. In addition, a grant of summary judgment has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. A separate motion for summary judgment, which was filed seeking dismissal of the remaining claims against the remaining parties, was overruled on September 20, 1996, and the trial has been set for May 1998. All of the defendants are vigorously contesting the claims.

        The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section 490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cents per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision was appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. The Iowa Supreme Court assigned the case to the Iowa Court of Appeals. On February 2, 1996, the Iowa Court of Appeals reversed the District Court ruling after determining the District Court erred in discounting the expert testimony. The case was remanded back to the District Court for consideration of the expert testimony, but with no additional evidence taken. The District Court re-affirmed its original decision on August 28, 1996, and the Corporation has again appealed to the Iowa Supreme Court. The case has been re-assigned to the Iowa Court of Appeals without oral argument.

        On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against Utilities. Lambda alleged that Utilities was discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring Industrial Energy Applications, Inc. (IEA), a subsidiary of Industries, in such matters. On October 17, 1996, Utilities filed a Response which denied the allegations, and alleged, inter alia, that Lambda was unlawfully attempting to provide retail electrical services in Utilities' exclusive service territory. On August 25, 1997, the IUB issued its Final Decision and Order rejecting Lambda's complaint. On October 10, 1997, the IUB issued its rehearing order which again rejected Lambda's complaint.

        On October 9, 1996, the Company filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (three former employees of Industries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against Utilities, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of IES Industries Inc. and Utilities, alleging, inter alia, tortious interference and commercial disparagement.

        Reference is made to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' rate proceedings and Note 13 of the Notes to Consolidated Financial Statements for a discussion of Industries' environmental matters and other legal and administrative proceedings arising in the ordinary course of business. Also see the "Other Matters" section of Item 7. "MD&A".

   Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        (a) Price Range of IES Industries Inc.'s Common Stock and Dividends Declared

        IES Industries Inc.'s Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol "IES." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of IES Industries Inc.'s Common Stock as reported on the NYSE Composite Tape based on published financial sources, and the dividends declared per share on IES Industries Inc.'s Common Stock.

    IES Industries Inc.'s
    Common Stock
                               High Sale      Low Sale       Dividend   (i)
    1997
      First Quarter         $   31         $    28   3/4    $      .525
      Second Quarter            30  3/8         28   1/8           .525
      Third Quarter             32  1/2         29   1/2           .525
      Fourth Quarter            38 3/16         30 13/16           .525
                                -------         --------      ---------
      Year                  $   38 3/16    $    28   1/8    $     2.10

    1996
      First Quarter         $   29 5/8     $    26   1/2    $      .525
      Second Quarter            30 1/8          25   1/2           .525
      Third Quarter             34 3/4          29                 .525
      Fourth Quarter            31 1/2          29                 .525
                                -------         --------      ---------
      Year                  $   34 3/4     $    25   1/2    $     2.10

     The closing price of IES Industries Inc.'s common stock on December 31, 1997 was $36 13/16.

     (i) IES Industries Inc. has paid regular quarterly dividends on its common stock since April 1, 1950. Although Industries' practice has been to pay dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

     (b)     Approximate Number of Equity Security Holders of IES Industries
   Inc.

                                       Approximate Number of Record
           Title of Class            Holders (as of December 31, 1997)

    Common Stock, no par value                    35,789


        (c)  Restriction on Payment of Dividends by IES Industries Inc.

        Under provisions of the Merger Agreement, IES Industries Inc.'s annual dividend payment cannot exceed $2.10 per share, the current annual payment level, pending the Proposed Merger.

        See Item 1, "Proposed Merger of Industries" for a further discussion of Industries' pending merger.


   Item 6.  Selected Financial Data

        The following selected financial data, in the opinion of Industries, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. See Item 7. "MD&A" for a discussion of transactions that affect the comparability of the results for the years 1995 through 1997.

        The 1996 results were affected by costs incurred relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company. The 1995 results were affected by the impact of the IUB price reduction order in Utilities' last electric rate case and significantly warmer than normal weather.

        The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

   IES Industries Inc.
   Selected Financial Data
                                          1997       1996        1995        1994       1993
   Financial Information
    (Dollars in thousands
    except for per share data)
   Income Statement Data:
      Operating revenues                $930,699   $973,912    $851,010    $785,864   $801,266
      Operating expenses                 763,562    807,346     697,676     637,931    649,997
      Operating income                   167,137    166,566     153,334     147,933    151,269
      Net income                          66,337     60,907      64,176      66,818     67,938
                                        --------  ---------   ---------   ---------   --------
   Common Stock Data:
      Weighted average common
       shares outstanding ('000s)         30,380     29,861      29,202      28,560     27,764
      Return on average common
       equity (1)                            9.2%       9.8%       10.7%       11.5%      12.9%
      Per Share Data:
         Earnings per average common
           share (basic and diluted)       $2.18      $2.04       $2.20       $2.34      $2.45
         Dividends declared per common
           share                           $2.10      $2.10       $2.10       $2.10      $2.10
         Book value at year-end (1)       $26.76     $20.84      $20.75      $20.56     $20.21
         Market value at year-end         $36.81     $29.88      $26.50      $25.25     $31.25

   Other Selected Financial Data:
      Construction and acquisition
       expenditures                     $171,125   $238,378    $218,099    $206,548   $169,017
      Total assets at year-end (1)    $2,457,219 $2,125,562  $1,985,591  $1,849,093 $1,699,819
      Long-term obligations, net        $882,421   $744,298    $654,090    $623,359   $574,488
      Times interest earned before
       income taxes                        2.66X      2.99X       3.12X       3.38X      3.38X
      Capitalization Ratios:
          Common stock (1)                    49%        47%         49%         50%        51%
          Preferred and preference
           stock                               1%         1%          2%          2%         2%
          Long-term debt                      50%        52%         49%         48%        47%
                                         -------    -------     -------     -------     ------
           Total                             100%       100%        100%        100%       100%
                                         =======    =======     =======     =======     ======

   (1)    In the third quarter of 1997, IES Industries Inc. began adjusting the carrying value of its investment in McLeodUSA
          Inc. to its estimated fair value, pursuant to the applicable accounting rules.  At December 31, 1997, the adjustment reflected an unrealized gain of approximately $298 million with a net of tax increase to other common equity of $174 million.

   Item 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)


                                 PROPOSED MERGER

        IES Industries Inc. (Industries), WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) are in the process of completing a three-way merger (Merger) forming Interstate Energy Corporation (Merged Company). In connection with the Merger, Industries will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and Industries (Heartland Development Corporation (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger is referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: Wisconsin Power & Light Company (WP&L), Utilities, IPC, New Diversified and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

        The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys, accountants, etc.). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between WPLH, Industries and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

        As part of the approval process for the Merger, Utilities has agreed to various rate freezes not to exceed four years commencing on the effective date of the Merger (see Note 3 of the Notes to Consolidated Financial Statements for a further discussion).

        Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting Industries, Industries does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

                           FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Industries (including its consolidated subsidiaries) may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of Industries. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of Industries' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of Industries and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in Utilities' service territory, federal and state regulatory or government actions, the operations of Utilities' nuclear facility, the ability of the Merged Company to successfully integrate the operations of WPLH, Industries and IPC and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

        Utilities competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

        Electric energy generation, transmission, and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

        Utilities realized all of its electric and gas utility revenues in 1997 in Iowa. Approximately 96% of the electric revenues were regulated by the Iowa Utilities Board (IUB) while the other 4% were regulated by the Federal Energy Regulatory Commission (FERC).

   Federal Regulation

        Utilities is subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, the FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and
   sellers of electricity.   In  March 1997, FERC issued its orders on
   rehearing for Orders 888 and 889 (Orders 888-A and 889-A).   In response
   to FERC Orders 888 and 888-A, Utilities has on file with the FERC pro forma open access transmission tariffs. In response to FERC Orders 889 and 889-A, Utilities is participating in a regional Open Access Same-Time Information System. Industries cannot predict the long-term consequences of these rules on its results of operations or financial condition.

        FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access and transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   State Regulation

        Utilities is subject to regulation by the IUB. The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the existing level of relative prices. However, the IUB is continuing the analysis and debate on restructuring and retail competition in Iowa.

        On August 18, 1997, the IUB issued an order that promulgated draft principles for an Independent System Operator (ISO) and invited public comment. On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions so there is a need for the IUB to design a model that suits Iowa's needs. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group (of which Utilities is a member) for written comment a set of proposed guidelines for an Iowa-specific electric pilot project that would allow retail access to a "subset of all customer classes." Utilities has indicated to the IUB its interest in pursuing such a pilot program. The IUB has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

        On September 26, 1996, the Public Service Commission of Wisconsin
   (PSCW) issued an order which establishes the minimum standards for a Wisconsin ISO. The standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states. In approving the merger involving WPLH, Industries and IPC, the PSCW gave the merger partners a choice of either filing their own ISO proposal, giving notice of their intent to join a regional ISO or spinning off existing transmission assets and operations into a separate independent transmission company. Utilities, IPC and WP&L developed an ISO proposal of their own. However, the PSCW did not believe it met the PSCW's ISO guidelines. Utilities, IPC and WP&L subsequently asked the PSCW to permit them to join the Midwest ISO, a regional ISO that has been filed with FERC. The member companies of the ISO would retain ownership of the facilities, but the ISO would assume control of the facilities, set rates for access and assure fair treatment for all companies seeking access. Various other proposals for ISOs, which are being monitored by the merger partners, have been proposed by other entities.

   Summary

        Utilities complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of Utilities' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, Utilities would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. Utilities believes it meets the requirements of SFAS 71.

        Industries cannot currently predict the long-term consequences of the competitive and restructuring issues described above on its results of operations or financial condition. The major objective is to allow Utilities to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.


                              RESULTS OF OPERATIONS

   Overview

        Industries' net income increased $5.4 million and decreased $3.3 million in 1997 and 1996, respectively. Earnings per average common share increased to $2.18 in 1997 from $2.04 in 1996. The increase in net income for 1997 was primarily due to increased electric sales (excluding sales for resale), a lower effective income tax rate, increased operating income at Diversified, parent company of Industries' non-utility operations, and the impact of $7.8 million of costs incurred in 1996 relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company (MAEC). The 1997 increase was partially offset by higher interest expense, higher utility operating expenses and start-up expenses in international and domestic growth areas. The 1996 decrease in net income was primarily due to costs incurred defending against the hostile takeover attempt by MAEC and preparing for the pending three-way merger, increased operating expenses, higher interest expense and a higher effective income tax rate. The 1996 decrease was partially offset by increased electric, gas and steam sales at Utilities, the impact of a natural gas pricing increase implemented in the fourth quarter of 1995 and increased earnings at Whiting Petroleum Corporation (Whiting).


   Electric Operations - Utility

   Electric margins and Mwh sales for Utilities were as follows:

                                    Revenues and Costs                             Mwhs Sold
                                       (In thousands)                            (In thousands)
                               1997         1996         1995           1997           1996         1995

   Residential            $   227,496 $    213,838 $    217,351           2,682          2,642        2,690
   Commercial                 162,626      153,163      150,722           2,378          2,315        2,296
   Industrial                 177,890      160,477      148,529           4,743          4,436        4,248
                             --------     --------     --------         -------       --------     --------
   Total from ultimate
       customers              568,012      527,478      516,602           9,803          9,393        9,234
   Sales for resale            25,719       37,384       35,356             794          1,746        1,586
   Other                       10,539        9,411        8,513              43             46           50
                             --------     --------     --------        --------       --------     --------
        Total                 604,270      574,273      560,471          10,640         11,185       10,870
                                                                       ========       ========     ========
   Fuel for production
    (excluding steam)          92,891       74,608       90,558
   Purchased power             74,098       88,350       66,874
                             --------     --------     --------
   Margin                 $   437,281 $    411,315 $    403,039
                             ========     ========     ========

        The electric margins increased $26.0 million and $8.3 million during 1997 and 1996, respectively, primarily due to higher Kwh sales (excluding sales for resale) and lower purchased power capacity costs. The sales increases during both periods were primarily due to continuing sales growth in Utilities' service territory. Cooler weather conditions during the summer of 1996 also impacted margins and the residential sales comparisons. Revenues and margins also increased $10.6 million during 1997 and $2.0 million during 1996 due to the increased recovery of concurrent and previously deferred energy efficiency expenditures for state-mandated energy efficiency programs pursuant to an IUB order (the majority of these recoveries are amortized to expense in other operating and gas marketing expenses). The decrease in sales for resale during 1997 was primarily due to the implementation of FERC Orders 888 and 888-A.

        Under historically normal weather conditions, total sales (excluding sales for resale) during 1997 and 1996, respectively, would have increased 3.6% and 3.4%, as compared to actual increases of 4.3% and 1.7%, respectively.

        Refer to Notes 3(a) and 3(b) of the Notes to Consolidated Financial Statements for a discussion of merger-related retail and wholesale electric price announcements and the energy efficiency cost recoveries, respectively.

        Utilities' electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased power billings. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the EAC.

   Gas Operations - Utility

   Gas margins and Dth sales for Utilities were as follows:

                                   Revenues and Costs                       Dths Sold
                                     (In thousands)                      (In thousands)
                             1997         1996         1995       1997        1996           1995
   Residential          $   110,663  $     97,708  $   84,562      16,317      17,680      16,302
   Commercial                54,383        46,966      40,390       9,602      10,323       9,534
   Industrial                13,961        12,256       8,790       3,318       3,796       3,098
   Transportation
       and other              4,510         3,934       3,550      10,321      10,341      10,871
                           --------      --------    --------    --------    --------    --------
       Total                183,517       160,864     137,292      39,558      42,140      39,805
                                                                 ========    ========    ========
   Gas purchased for
       resale               126,631       103,877      91,198
                           --------      --------    --------
   Margin               $    56,886  $     56,987  $   46,094
                           ========      ========    ========

        Total gas margin increased or (decreased) ($0.1) million and $10.9 during 1997 and 1996, respectively. The 1997 sales decrease was substantially offset by higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for state mandated energy efficiency programs pursuant to an IUB order (the majority of these recoveries are amortized to expense in other operating and gas marketing expenses). The sales decrease was largely due to milder weather conditions as well as lower grain drying related sales in 1997. The 1996 increase was primarily due to an increase in gas prices implemented in the fourth quarter of 1995, increased sales due to favorable weather conditions and higher revenues from the recovery of energy efficiency programs.

        Under historically normal weather conditions, Utilities' gas sales and transported volumes would have increased or (decreased) (2.4%) and 1.9% in 1997 and 1996, as compared to the actual increases or (decreases) of (6.1%) and 5.9%, respectively.

        Utilities' gas tariffs include purchased gas adjustment clauses (PGA) that are designed to currently recover the cost of gas sold. See Note 1(j) of the Notes to Consolidated Financial Statements for discussion of the PGA.

        The gas revenues and cost of gas sold of Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, for 1996 and 1995 have been reclassed into "Gas marketing, oil and gas and other revenues" and "Other operating and gas marketing expenses", respectively, consistent with the 1997 presentation.

   Gas Marketing, Oil and Gas and Other Revenues   Industries' gas marketing,
   oil and gas and other revenues were generated as follows (in millions):

                                         1997        1996         1995
   IEA (including gas marketing           $18        $127          $60
   Whiting (oil and gas revenues)          69          66           48
   Utilities (steam revenues)              26          20           12
   Other                                   30          26           33
                                         ----        ----         ----
                                         $143        $239         $153
                                         ====        ====         ====


        Gas marketing, oil and gas and other revenues decreased $96 million and increased $86 million during 1997 and 1996, respectively, primarily due to fluctuations in IEA's gas marketing revenues. The 1997 decrease in IEA's gas marketing revenues was a result of IEA contributing substantially all of its gas marketing business to a joint venture, effective January 1, 1997, in exchange for a partial interest in the joint venture. The investment in the joint venture is accounted for under the equity accounting method and IEA's allocated portion of gas revenues and gas expenses resulting from the joint venture are recorded in "Miscellaneous, net" on Industries' Consolidated Statements of Income.
   The 1996 increase in IEA's gas marketing revenues was primarily due to increases in gas prices and gas volumes sold. Whiting's revenues increased during 1996 due to increases in gas prices and gas volumes sold. Steam revenues at Utilities increased during both years due to an increase in volumes sold resulting from the addition of a new industrial customer and increased demand from existing customers.

   Operating Expenses:   Industries' other operating and gas marketing
   expenses were as follows (in millions):

                                        1997       1996       1995

   Utilities                             $161       $148        $144
   IEA (including gas marketing
    costs)                                 14        129          57
   Whiting                                 28         30          25
   Other                                   28         19          24
                                         ----       ----        ----
                                         $231       $326        $250
                                         ====       ====        ====

        Other operating and gas marketing expenses decreased $95 million and increased $76 million in 1997 and 1996, respectively, primarily due to fluctuations in IEA's gas marketing costs as discussed in the "Gas marketing, oil and gas and other revenues" section. Utilities' other operating expenses increased during 1997 primarily due to increased amortization of previously deferred energy efficiency expenditures and costs related to an early retirement program, partially offset by lower employee labor and benefit costs. The 1997 decrease was also partially offset by increased international and domestic business development activities at Diversified. Utilities' other operating expenses increased during 1996 primarily due to increased amortization of previously deferred energy efficiency expenditures, increased labor and benefits costs and costs relating to the Merger, partially offset by decreased operating costs at the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility.

        Maintenance expenses increased $8.2 million and $2.9 million in 1997 and 1996, respectively. The 1997 increase was primarily due to increased maintenance expenses at the DAEC, higher transmission and distribution maintenance expenditures, and increased maintenance activities at Utilities' fossil-fueled generating stations. The 1996 increase was primarily due to increased maintenance activities at the fossil-fueled generating stations, partially offset by lower DAEC maintenance expenses.

        Depreciation and amortization increased $6.7 million and $9.4 million during 1997 and 1996, respectively, primarily due to increases in utility plant in service and the acquisition of oil and gas operating properties. The 1996 increase was also due to increases in amortization costs relating to the future dismantlement and abandonment of Whiting's offshore oil and gas properties. (See Note 13(f) of the Notes to Consolidated Financial Statements for a further discussion of the dismantlement and abandonment costs).

   Interest Expense and Other   Interest expense increased $9.6 million and
   $4.1 million during 1997 and 1996, respectively, primarily due to increases in the average amount of debt outstanding.

        Miscellaneous, net reflects comparative increases or (decreases) in income of $6.4 million and ($6.1) million during 1997 and 1996, respectively. The change in both periods was primarily due to approximately $7.8 million in costs incurred relating to the successful defense of the hostile takeover attempt by MAEC in 1996.

   Federal and State Income Taxes   The effective income tax rates were
   37.4%, 43.8% and 39.8% in 1997, 1996 and 1995, respectively.  Refer to
   Note 7 of the Notes to Consolidated Financial Statements for a discussion of the changes.


                         LIQUIDITY AND CAPITAL RESOURCES

        Industries' capital requirements are primarily attributable to Utilities' construction and acquisition programs, its debt maturities and the level of Diversified's business opportunities. Industries anticipates that future capital requirements will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. Industries' liquidity and capital resources will be affected by environmental and regulatory issues. Emerging competition in the utility industry could also impact Industries' liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

        Industries has interests in the international arena. At December 31, 1997, Industries had approximately $57 million of investments in foreign entities. Industries continues to explore additional international investment opportunities. Such investments may carry a higher level of risk than Industries' traditional domestic utility investments or Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

        Industries is engaged in pursuing various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. Industries is striving to select investments where the international and other risks are both understood and manageable.

        At December 31, 1997, Industries had an investment in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $327 million (as compared to a cost basis of $29 million). Pursuant to the applicable accounting rules, the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustment does not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only at the time they
   are realized through a sale.   Industries has entered into an agreement
   with McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September 1998.

        Industries has financial guarantees amounting to approximately $19 million outstanding at December 31, 1997, which are not reflected in its Consolidated Financial Statements. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Management believes the possibility of Industries having to make any material cash payments under these agreements is remote.

        Cash flows generated from operating activities increased to $247 million in 1997 compared with $183 million in 1996 and $200 million in 1995 primarily due to expenditures during 1996 and 1995 related to refueling outages at the DAEC, expenditures incurred defending against the hostile takeover attempt by MAEC in 1996 and other changes in working capital. Cash flows from financing activities were significantly lower in 1997 as compared with 1996 and 1995 due to a net reduction in the amount of long-term and short-term debt issuances. Cash flows used for investing activities were significantly lower in 1997 as compared with 1996 and 1995 due to a reduction in the amount of construction and acquisition expenditures. Times interest earned before income taxes for Industries for 1997, 1996 and 1995 was 2.66, 2.99 and 3.12, respectively.

   Financing and Capital Structure

        Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on Industries' creditworthiness. The debt ratings of Industries are as follows:

                                                            Standard &
                                          Moody's             Poor's
                                      (As of 3/26/98)     (As of 3/2/98)

    Utilities
         - Secured long-term debt         A2                   A+
         - Corporate credit rating (a)    N/A                  A+
         - Unsecured long-term debt       A3                   A

    Diversified
         - Commercial paper               P2                   A2

   (a) The "Corporate credit rating" is the overall rating of the parent and is used by Standard & Poor's but not by Moody's.

        Subsequent to the consummation of the Merger, Utilities expects to participate in a utility money pool which will be funded, as needed, by the Merged Company through the issuance of commercial paper. This utility money pool is expected to replace the commercial paper program currently in place at Utilities.

        Industries had the following material long-term debt financing activities in 1997 -

   - In October 1997, Diversified entered into a 3-Year Credit Agreement with various banking institutions which replaced its variable rate credit facility. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Diversified's commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1997, Diversified had $182 million of borrowings outstanding under this facility with interest rates ranging from 6.05%- 7.30%. Diversified intends to continue borrowing under the renewal options of this facility and no conditions exist at December 31, 1997 that would prevent such borrowings. Accordingly, this debt is classified as long-term. In addition, Diversified also entered into a $150 million 364-Day Credit Agreement as discussed later.

   - In August 1997, Utilities issued $135 million of 6.625% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

   - Utilities repaid at maturity $8 million of 6.125% First Mortgage Bonds during the second quarter of 1997.

   - Also in the second quarter of 1997, Utilities issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

        Other than Utilities' periodic sinking fund requirements, which Utilities intends to meet by pledging additional property, $378 million of Industries' long-term debt will mature prior to December 31, 2002. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

        Utilities currently has no authority from FERC or the SEC to issue additional long-term debt. Utilities is evaluating its future financing needs and will make the necessary regulatory filings as needed. Under the most restrictive terms of its indentures, Utilities could have issued at least $234 million of long-term debt at December 31, 1997.

        The Articles of Incorporation of Utilities authorize and limit the aggregate amount of additional shares of Cumulative Preference Stock and Cumulative Preferred Stock that may be issued. At December 31, 1997, Utilities could have issued an additional 700,000 shares of Cumulative Preference Stock and no additional shares of Cumulative Preferred Stock. In addition, Industries had 5,000,000 shares of Cumulative Preferred Stock, no par value, authorized for issuance, none of which were outstanding at December 31, 1997.

        Industries' capitalization ratios at year-end were as follows:


                                       1997       1996
                Common equity           49%         47%
                Preferred stock          1           1
                Long-term debt          50          52
                                      ----        ----
                                       100%        100%
                                      ====        ====


        For interim financing, Utilities is authorized by the FERC to issue up to $200 million of short-term debt. Utilities had no short-term debt outstanding at December 31, 1997. In addition to providing for ongoing working capital needs, this availability of short-term financing provides Utilities flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, Utilities also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Utilities anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

        Utilities had $41 million in bank lines of credit at December 31, 1997 available to support its borrowings ($11 million of which was utilized). Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Industries may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997.

        In October 1997, Diversified entered into a 364-Day Credit Agreement with various banking institutions. The agreement extends through October 20, 1998, with 364 day extensions available upon agreement by the parties. The unborrowed portion of this agreement is also used to support Diversified's commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at December 31, 1997.

        Given the above financing flexibility available to Industries, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

   Capital Requirements

        Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

        Utilities' construction and acquisition program anticipates expenditures of approximately $124 million for 1998, of which 46% represents expenditures for electric transmission and distribution facilities, 17% represents electric generation expenditures, 12% represents information technology expenditures and 7% represents gas utility expenditures. The remaining 18% represents miscellaneous electric, steam and general expenditures. Utilities' levels of utility construction and acquisition expenditures are projected to be $129 million in 1999, $103 million in 2000, $98 million in 2001 and $99 million in 2002. Diversified's construction and acquisition program anticipates expenditures of approximately $245 million for 1998, of which approximately $239 million represents domestic and international energy-related construction and acquisition expenditures. Industries is currently finalizing its strategy related to the construction and acquisition program for Diversifed for 1999 - 2002. Industries anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed. Industries anticipates funding a majority of Diversified's construction and acquisition expenditures with external financings.

        DAEC, a 520-megawatt boiling water reactor plant, is operated by Utilities and Utilities has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows Utilities to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is Utilities' 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At December 31, 1997, Utilities had $77.9 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

        Refer to the "Other Matters-Environmental" section for a discussion of various issues that may impact Industries' future capital requirements.

   Rates and Regulatory Matters

        Refer to Note 3 of the Notes to Consolidated Financial Statements for a discussion of Utilities' Rates and Regulatory Matters.


                                  OTHER MATTERS

   Year 2000

        Industries utilizes software, embedded systems and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that Industries' systems continue to meet its internal and customer needs.

        Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to Industries' financial and customer systems, has been completed. Industries currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $2 million to $3 million in the aggregate.

        The task force has also begun Phase II of the project which is an extensive review of Industries' embedded systems for Year 2000 conversion issues. The task force has inventoried critical embedded operating systems and is working with the system vendors to ascertain Year 2000 compliance of the systems. The task force is also developing detailed plans for testing and remediating critical systems (i.e., systems whose failure could affect employee safety or business operations).

        As part of an awareness effort, Utilities has also notified its utility customers of its Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. Industries is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

         The goal of Industries is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on Industries' financial position or results of operations.

   Labor Issues

        Utilities has six collective bargaining agreements, covering approximately 53% of its workforce. Two of the agreements, covering less than 5% of Utilities' workforce, will expire in 1998.

   Financial Instruments

        Industries has a policy that financial derivatives are to be used only to mitigate business risk and not for speculative purposes. Derivative financial instruments have been used by Industries on a very limited basis. At December 31, 1997, Industries did not have any material derivatives outstanding.

   Accounting Pronouncements

        Statement of Financial Accounting Standards 130 (SFAS 130), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board (FASB) in the second quarter of 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require reporting a total for comprehensive income which includes: (a) unrealized holding gains / losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. SFAS 130 is effective for periods beginning after December 15, 1997.

        Statement of Financial Accounting Standards 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, was issued by the FASB in the second quarter of 1997. SFAS 131 requires disclosures for each business segment in a manner consistent with how management disaggregates and evaluates the company, with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for periods beginning after December 15, 1997.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

        The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including Utilities, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase
   in the cost of the related nuclear power plant.   Assuming no significant
   regulatory shift, Industries does not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.

   Inflation

        Industries does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.

   Environmental

        The pollution abatement program of Industries is subject to continuing review and is revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While Industries cannot precisely forecast the effect of future environmental regulations on its operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

        The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The State of Iowa is a member of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and Utilities currently ships the waste it produces to such site, thereby minimizing the amount of low-level waste stored on-site. In addition, given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC has on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years, with continuing access to the Barnwell disposal facility extending that on-site storage capability indefinitely.

        A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, Industries is unable to predict whether Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, Industries cannot currently estimate the impact the implementation of the treaty would have on its operations.

        See Notes 13(f), 13(g) and 13(h) of the Notes to Consolidated Financial Statements for a further discussion of Industries' environmental issues.


           SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following unaudited consolidated quarterly data, in the opinion of Industries, includes adjustments, which are normal and recurring in nature, necessary for the fair presentation of the results of operations and financial position. The quarterly amounts were affected by, among other items, Utilities' rate activities, seasonal weather conditions, changes in sales and operating expenses and costs incurred relating to the successful defense of the hostile takeover attempt of Industries by MidAmerican Energy Company in third quarter of 1996. Refer to the "Results of Operations" section for a discussion of these items. The fourth quarter of 1996 net income benefited from lower than anticipated costs for a refueling outage at Utilities' nuclear power plant.

                                               Quarter Ended
                               March 31   June 30    September 30  December 31
                                              (in thousands)
    1997
      Operating revenues     $   257,687 $   195,133 $   233,822 $   244,057
      Operating income            36,146      29,552      67,895      33,544
      Net income                  12,315       8,350      31,746      13,926
      Earnings per average
        common share                0.41        0.28        1.04        0.45

    1996
      Operating revenues     $   243,197 $   210,648 $   233,907 $   286,160
      Operating income            37,268      27,343      56,347      45,608
      Net income                  14,095       8,056      20,889      17,867
      Earnings per average
        common share                0.48        0.27        0.70        0.59


   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.


   Item 8.  Financial Statements and Supplementary Data

        The financial statements required by Item 8. begin on page 36. The supplementary data required by Item 8. are set forth under the caption "Selected Consolidated Quarterly Financial Data (unaudited)" in Item 7. "MD&A".

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Board of Directors of
   IES Industries Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Industries Inc. (an Iowa corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Industries Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                /s/ Arthur Andersen LLP

                                                   ARTHUR ANDERSEN LLP


   Chicago, Illinois
   January 30, 1998

            IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31
                                           1997        1996        1995
                                         (in thousands, except per share
                                                     amounts)
    Operating revenues:
      Electric utility                   $604,270    $574,273    $560,471
      Gas utility                         183,517     160,864     137,292
      Gas marketing, oil and gas and
       other                              142,912     238,775     153,247
                                         --------    --------    --------
                                          930,699     973,912     851,010
                                         --------    --------    --------

    Operating expenses:
      Fuel for production                 108,344      84,579      96,256
      Purchased power                      74,098      88,350      66,874
      Gas purchased for resale            126,631     103,877      91,198
      Other operating and gas
       marketing expenses                 231,481     325,975     250,286
      Maintenance                          57,185      49,001      46,093
      Depreciation and amortization       114,122     107,393      97,958
      Taxes other than income taxes        51,701      48,171      49,011
                                         --------    --------    --------
                                          763,562     807,346     697,676
                                         --------    --------    --------
    Operating income                      167,137     166,566     153,334
                                         --------    --------    --------

    Interest expense and other:
      Interest expense                     64,383      54,822      50,727
      Allowance for funds used during
       construction                        (2,309)     (2,103)     (3,424)
      Preferred dividend requirements
       of IES Utilities Inc.                  914         914         914
      Miscellaneous, net                   (1,850)      4,591      (1,548)
                                         --------    --------    --------
                                           61,138      58,224      46,669
                                         --------    --------    --------
    Income before income taxes            105,999     108,342     106,665
                                         --------    --------    --------

    Federal and state income taxes         39,662      47,435      42,489
                                         --------    --------    --------

    Net income                            $66,337     $60,907     $64,176
                                         ========    ========    ========

    Average number of common shares
     outstanding                           30,380      29,861      29,202
                                         ========    ========    ========


    Earnings per average common share
     (basic and diluted)                    $2.18       $2.04       $2.20
                                           ======      ======      ======



       IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                             Year Ended December 31
                                           1997        1996        1995
                                                 (in thousands)

    Balance at beginning of year         $219,246    $221,077    $218,293

    Net income                             66,337      60,907      64,176
    Cash dividends declared on
      common stock, at a per
      share rate of $2.10 for all
      years                               (63,844)    (62,738)    (61,392)
                                         --------    --------    --------
    Balance at end of year               $221,739    $219,246    $221,077
                                         ========    ========    ========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 IES INDUSTRIES INC. CONSOLIDATED BALANCE SHEETS

                                                       December 31
    ASSETS (in thousands)                          1997             1996

    Property, plant and equipment:
      Utility -
        Plant in service -
          Electric                              $2,072,866       $2,007,839
          Gas                                      187,098          175,472
          Other                                    145,716          126,850
                                                 ---------       ----------
                                                 2,405,680        2,310,161
        Less - Accumulated depreciation          1,115,261        1,030,390
                                                 ---------      -----------
                                                 1,290,419        1,279,771
        Leased nuclear fuel, net of
          amortization                              36,731           34,725
        Construction work in progress               38,923           43,719
                                                 ---------      -----------
                                                 1,366,073        1,358,215
      Other, net of accumulated depreciation
         and amortization of
         $92,705 and $70,031, respectively         243,439          223,805
                                                 ---------       ----------
                                                 1,609,512        1,582,020
                                                 ---------       ----------

    Current assets:
      Cash and temporary cash investments           10,143            8,675
      Accounts receivable -
         Customer, less allowance for
           doubtful accounts of $829
           and $1,087, respectively                 42,607           50,821
         Other                                       9,688           12,040
      Income tax refunds receivable                  1,816            8,890
      Production fuel, at average cost              10,579           13,323
      Materials and supplies, at average cost       24,274           22,842
      Adjustment clause balances                     5,398           10,752
      Regulatory assets                             36,330           26,539
      Prepayments and other                         26,376           24,169
                                                 ---------         --------
                                                   167,211          178,051
                                                 ---------        ---------

    Investments:
      Investment in McLeodUSA Inc.                 326,582           29,200
      Nuclear decommissioning trust funds           77,882           59,325
      Investment in foreign entities                57,072           44,946
      Cash surrender value of life insurance
        policies                                    12,683           11,217
      Other                                          6,463            4,903
                                                 ---------        ---------
                                                   480,682          149,591
                                                 ---------        ---------

    Other assets:
      Regulatory assets                            181,162          201,129
      Deferred charges and other                    18,652           14,771
                                                 ---------        ---------
                                                   199,814          215,900
                                                 ---------        ---------
                                                $2,457,219       $2,125,562
                                                ==========       ==========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                        December 31
    CAPITALIZATION AND LIABILITIES (in
     thousands)                                      1997             1996

    Capitalization (See Consolidated
     Statements of Capitalization):
        Common stock                              $422,513         $407,635
        Retained earnings                          221,739          219,246
        Unrealized security gains (net of
         taxes)                                    173,901              -
        Cumulative foreign currency
         translation adjustments                       (20)             -
                                                  --------       ----------
            Total common equity                    818,133          626,881
        Cumulative preferred stock of IES
          Utilities Inc.                            18,320           18,320
        Long-term debt (excluding current
         portion)                                  845,189          701,100
                                                 ---------        ---------
                                                 1,681,642        1,346,301
                                                 ---------       ----------

    Current liabilities:
      Short-term borrowings                             -           135,000
      Capital lease obligations                     13,183           15,125
      Maturities and sinking funds                     501            8,473
      Accounts payable                              78,702           99,861
      Dividends payable                             16,686           16,431
      Accrued interest                              12,244            8,985
      Accrued taxes                                 62,432           43,926
      Accumulated refueling outage provision        10,606            1,316
      Environmental liabilities                      4,097            5,679
      Other                                         23,541           22,087
                                                  --------        ---------
                                                   221,992          356,883
                                                 ---------        ---------

    Long-term liabilities:
      Pension and other benefit obligations         51,865           39,643
      Capital lease obligations                     23,548           19,600
      Environmental liabilities                     46,989           47,502
      Other                                         26,508           18,488
                                                  --------         --------
                                                   148,910          125,233
                                                  --------         --------

    Deferred credits:
      Accumulated deferred income taxes            372,837          262,675
      Accumulated deferred investment tax
       credits                                      31,838           34,470
                                                  --------         --------
                                                   404,675          297,145
                                                 ---------        ---------

    Commitments and contingencies (Note 13)

                                                $2,457,219       $2,125,562
                                                ==========       ==========


          IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                         December 31
                                                      1997          1996
                                                        (in thousands)
    Common equity:
      Common stock - no par value - authorized
        48,000,000 shares; outstanding
        30,577,191 and 30,077,212 shares,
        respectively                                 $422,513      $407,635
      Retained earnings                               221,739       219,246
      Unrealized security gains (net of taxes)        173,901            -
      Cumulative foreign currency translation
        adjustments                                       (20)           -
                                                     --------      --------
                                                      818,133       626,881
                                                    ---------      --------

    Cumulative preferred stock of IES
     Utilities Inc.                                    18,320        18,320
                                                   ----------     ---------


    Long-term debt:
      IES Utilities Inc. -
         Collateral Trust Bonds -
            7.65% series, due 2000                     50,000        50,000
            7.25% series, due 2006                     60,000        60,000
            6-7/8% series, due 2007                    55,000            -
            6% series, due 2008                        50,000        50,000
            7% series, due 2023                        50,000        50,000
            5.5% series, due 2023                      19,400        19,400
                                                     --------      --------
                                                      284,400       229,400


        First Mortgage Bonds -
            Series L, 7-7/8%, retired in 1997              -         15,000
            Series M, 7-5/8%, retired in 1997              -         30,000
            Series Y, 8-5/8%, due 2001                 60,000        60,000
            Series Z, 7.60%, due 1999                  50,000        50,000
            6-1/8% series, retired in 1997                 -          8,000
            9-1/8% series, due 2001                    21,000        21,000
            7-3/8% series, retired in 1997                 -         10,000
            7-1/4% series, due 2007                    30,000        30,000
                                                     --------      --------
                                                      161,000       224,000

        Pollution control obligations -
           5.75%, due serially 1998 to 2003             3,276         3,416
           5.95%, due serially 2000 to 2007,
            secured by First Mortgage Bonds            10,000        10,000
           Variable rate (3.85% - 3.90% at
            December 31, 1997), due 2000 to 2010       11,100        11,100
                                                     --------      --------
                                                       24,376        24,516

        Subordinated Deferrable Interest
        Debentures, 7-7/8%, due 2025                   50,000        50,000
        Senior Debentures, 6-5/8%, due 2009           135,000            -
                                                    ---------      --------
        Total IES Utilities Inc.                      654,776       527,916
                                                    ---------     ---------
      IES Diversified Inc. -
         Credit facility (6.05% - 7.30% at
           December 31, 1997)                         182,013       172,105
         Other subsidiaries' debt maturing
           through 2013                                11,689        11,994
                                                    ---------     ---------
                                                      848,478       712,015
        Unamortized debt premium and
          (discount), net                              (2,788)       (2,442)
                                                   ----------    ----------
                                                      845,690       709,573
           Less - Amount due within one
             year                                         501         8,473
                                                   ----------    -----------
                                                      845,189       701,100
                                                    ---------     ---------
                                                   $1,681,642    $1,346,301
                                                   ==========    ==========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            IES INDUSTRIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                            1997        1996         1995
                                                  (in thousands)
    Cash flows from operating
      activities:
       Net income                          $66,337     $60,907      $64,176
       Adjustments to reconcile net
        income to net cash flows
        from operating activities -
          Depreciation and amortization    114,122     107,393       97,958
          Amortization of principal
           under capital lease
           obligations                      14,774      16,491       15,714
         Deferred taxes and investment
          tax credits                      (11,814)      9,189        7,757
         Refueling outage provision          9,290      (6,374)      (7,506)
         Amortization of other assets       15,372       9,828        7,391
         Other                               1,745         856          712
       Other changes in assets and
        liabilities -
         Accounts receivable                10,566     (22,154)     (15,221)
         Sale of utility accounts
          receivable                            -        7,000        4,000
         Production fuel, materials and
          supplies                           2,156         650        4,050
         Accounts payable                  (21,707)     20,934        2,902
         Accrued taxes                      25,580     (17,965)       9,434
         Adjustment clause balances          5,354     (13,900)       4,581
         Gas in storage                     (3,137)     (1,154)       3,245
         Other                              18,270      11,658          638
                                          --------    --------     --------
           Net cash flows from
            operating activities           246,908     183,359      199,831
                                          --------    --------     --------

    Cash flows from financing
      activities:
       Dividends declared on common
         stock                             (63,844)    (62,738)     (61,392)
       Proceeds from issuance of common
         stock                              12,841      14,164       15,616
       Purchase of treasury stock              (83)       (269)          -
       Net change in IES Diversified
         Inc. credit facility                9,908      47,860       43,745
       Proceeds from issuance of other
         long-term debt                    190,000      60,000      100,007
       Reductions in other long-term
         debt                              (63,444)    (15,454)    (100,424)
       Net change in short-term
         borrowings                       (135,000)     34,000       64,000
       Principal payments under capital
         lease obligations                 (12,964)    (19,108)     (14,463)
       Other                                (2,116)       (458)      (1,438)
                                          --------    --------     --------
         Net cash flows from financing
          activities                       (64,702)     57,997       45,651
                                          --------    --------    ---------

    Cash flows from investing
      activities:
       Construction and acquisition
         expenditures -
         Utility                          (108,640)   (142,259)    (125,558)
         Other                             (62,485)    (96,119)     (92,541)
       Oil and gas properties held for
         resale                                 -        9,843       (9,843)
       Deferred energy efficiency
         expenditures                       (8,450)    (16,857)     (18,029)
       Nuclear decommissioning trust
         funds                              (6,008)     (6,008)      (6,100)
       Proceeds from disposition of
         assets                              6,289       8,295       14,271
       Other                                (1,444)      3,482       (5,733)
                                          --------    --------     --------
          Net cash flows from investing
           activities                     (180,738)   (239,623)    (243,533)
                                          --------    --------     --------
    Net increase in cash and temporary
      cash investments                       1,468       1,733        1,949


    Cash and temporary cash investments
      at beginning of year                   8,675       6,942        4,993
                                          --------    --------     --------

    Cash and temporary cash investments
      at end of year                       $10,143      $8,675       $6,942
                                          ========    ========     ========

    Supplemental cash flow information:
      Cash paid during the year for -
        Interest                           $57,207     $53,046      $50,877
                                          ========    ========     ========
        Income taxes                       $28,400     $54,881      $26,478
                                          ========    ========     ========
      Noncash investing and financing
        activities -
         Capital lease obligations
           incurred                        $16,781     $14,281       $2,918
                                          ========    ========     ========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


      IES INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)  General -

        The Consolidated Financial Statements include the accounts of IES Industries Inc. and its consolidated subsidiaries (Industries). IES Industries Inc. is an investor-owned holding company whose primary operating company, IES Utilities Inc. (Utilities), is engaged principally in the generation, transmission, distribution and sale of electric energy, the purchase, distribution, transportation and sale of natural gas and to provide steam for industrial and heating purposes. Industries' principal markets are located in the state of Iowa. IES Industries Inc. also has various non-utility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses, as well as an investment in an Iowa-based telecommunications company, among other miscellaneous investments.

        All subsidiaries for which Industries owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. IES Industries Inc.'s subsidiaries are Utilities and IES Diversified Inc. (Diversified). All significant intercompany balances and transactions, other than energy-related transactions affecting Utilities, have been eliminated from the Consolidated Financial Statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from Utilities' customers through the rate making process.

        Unconsolidated investments for which Industries has at least a 20% voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Industries' equity in net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

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

        (b)  Regulation -

        Because of its ownership of Utilities, IES Industries Inc. is a holding company under the Public Utility Holding Company Act of 1935, but claims an exemption from all provisions thereof except Section 9(a)(2), which applies to the purchase of stock of other utility companies. Utilities is subject to regulation by the Iowa Utilities Board (IUB) and the Federal Energy Regulatory Commission (FERC).

        Refer to Note 2 for a discussion of the proposed merger involving Industries.

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

                                                 1997       1996
                                                  (in millions)

    Deferred income taxes (Note 1(d)) $ 80.3 $ 84.7 Energy efficiency program costs (Note
     3(b))                                      59.4           61.1
    Environmental liabilities (Note
     13(f))                                     42.9           46.3
    Employee pension and benefit costs
     (Note 8)                                   27.4           22.9
    Other                                        7.5           12.7
                                               -----          -----
                                               217.5          227.7
    Classified as "Current assets -
     regulatory assets"                         36.3           26.6
                                               -----          -----
    Classified as "Other assets -
     regulatory assets"                    $   181.2     $    201.1
                                               =====          =====

        Refer to the individual notes referenced above for a further discussion of certain items reflected in regulatory assets.

        If a portion of Utilities' operations becomes no longer subject to the provisions of SFAS 71, as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, Utilities would be required to determine any impairment to other assets and write-down such assets to their fair value.

        (d)  Income Taxes -

        Industries follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates.

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

        (f)  Depreciation of Utility Property, Plant and Equipment -

        Utilities uses the remaining life method of depreciation. The remaining life of the Duane Arnold Energy Center (DAEC), Utilities' nuclear generating facility, is based on the Nuclear Regulatory Commission
   (NRC) license life of 2014. The average rates of depreciation for electric and gas properties of Utilities, consistent with current rate making practices, were as follows:

                                1997           1996            1995

            Electric            3.5%           3.5%            3.4%
            Gas                 3.5%           3.5%            3.5%

        (g)  Property, Plant and Equipment -

        Utility plant (other than acquisition adjustments of $28.1 million, net of accumulated amortization, recorded at cost) is recorded at original cost, which includes overhead and administrative costs and an allowance for funds used during construction (AFC). The AFC, which represents the cost during the construction period of funds used for construction purposes, is capitalized by Utilities as a component of the cost of utility plant. The amount of AFC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. The aggregate gross rates used by Utilities for 1997, 1996 and 1995 were 6.7%, 5.5% and 6.5%, respectively. These capitalized costs are recovered by Utilities in rates as the cost of the utility plant is depreciated.

        Other property, plant and equipment is recorded at original cost. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized.

        (h)  Oil and Gas Properties -

        Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary under Diversified, uses the full cost method of accounting for its oil and gas properties. Accordingly, all costs of acquisition, exploration and development of properties are capitalized. Amortization of proved oil and gas properties is calculated using the units of production method. At December 31, 1997, capitalized costs less related accumulated amortization did not exceed the sum of 1) the present value of future net revenue from estimated production of proved oil and gas reserves (calculated using prices at December 31, 1997); plus 2) the cost of properties not being amortized, if any; plus 3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less 4) income tax effects related to differences in the book and tax basis of oil and gas properties.

        (i)  Operating Revenues -

        Industries accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

        (j)  Adjustment Clauses -

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

        (k)  Accumulated Refueling Outage Provision -

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

   (2)  PROPOSED MERGER OF INDUSTRIES:

        On November 10, 1995, Industries, WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a subsidiary of WPLH, and b) the merger of Industries with and into WPLH, which merger will result in the combination of Industries and WPLH as a single holding company (collectively, the Proposed Merger) and Industries will cease to exist. The new holding company will be named Interstate Energy Corporation (Merged Company). The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors, shareowners, state regulatory agencies and most of the federal regulatory agencies. It is still subject to approval by the Securities and Exchange Commission (SEC). The companies expect to receive SEC approval in the second quarter of 1998.

        The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1997. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.


                                                                                     PRO FORMA
                                                                       PRO FORMA      COMBINED
                                 WPLH      Industries      IPC        Adjustments   (Unaudited)
    Operating revenues            $919.3        $930.7     $331.8         $118.8      $2,300.6
    Income from continuing
     operations                    $61.3         $66.3      $26.7            ---        $154.3
    Earnings per share from
     continuing operations
     (basic and diluted)           $1.99         $2.18      $2.74            ---         $2.02
    Assets at December 31,
     1997                       $1,861.8      $2,457.2     $638.7         ($6.0)      $4,951.7
    Long-term obligations,
     net at December 31, 1997     $526.0        $882.4     $195.9            ---      $1,604.3

        Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of the Merged Company's common stock, each outstanding share of Industries' common stock will be converted to 1.14 shares of the Merged Company's common stock, and each share of IPC common stock will be converted to 1.11 shares of the Merged Company's common stock. It is anticipated that the Merged Company will retain WPLH's common share dividend payment level as of the effective time of the Proposed Merger. On January 16, 1998, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

        WPLH is a holding company headquartered in Madison, Wisconsin, and is the parent company of Wisconsin Power and Light Company (WP&L) and Heartland Development Corporation (HDC). WP&L supplies electric and gas service to approximately 393,000 and 155,000 customers, respectively, in south and central Wisconsin. HDC and its principal subsidiaries are engaged in businesses in three major areas: environmental engineering and consulting, affordable housing and energy services. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 166,000 and 50,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

        The Merged Company will be the parent company of Utilities, WP&L and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years after the effective date of the Proposed Merger. In addition, the non-utility operations of Industries and WPLH will be combined shortly after the effective date of the Proposed Merger under one entity to manage the diversified operations of the Merged Company. The corporate headquarters of the Merged Company will be in Madison, Wisconsin.

   (3)  RATE MATTERS:

        (a)  Electric Price Announcements -

        In September 1997, Utilities agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Proposed Merger. The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether Utilities is exceeding a reasonable return on common equity. In November 1997, as part of its approval of the Proposed Merger, FERC accepted a proposal by Utilities, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Proposed Merger. Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting Industries, Industries does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

        (b)  Energy Efficiency Cost Recovery -

        Under provisions of the IUB rules, Utilities is currently recovering
   the costs it has incurred for its energy efficiency programs.   There have
   been several cost recovery filings made and approved by the IUB over the course of the last few years. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. The IUB commenced a rulemaking in January 1997 to implement statutory changes allowing concurrent recovery and a final order in this proceeding was issued in April 1997. The new rules allowed Utilities to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

        The following amounts of energy efficiency costs are included in regulatory assets on the Consolidated Balance Sheets (in thousands):

                                     Four-Year
                                     Recovery   December 31,    December 31,
                                     Beginning      1997            1996
    Costs incurred through 1993        6/95        $7,779         $12,834
    Costs incurred in 1994-1995        8/97        30,924          33,161
    Costs incurred from 1/1/96 -
     7/31/97                           8/97        19,847          15,087
    Under collection of concurrent
     recovery                           N/A           850               -
                                                   ------          ------
                                                  $59,400         $61,082
                                                   ======          ======

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

        Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. These expenses (included in "Fuel for production" in the Consolidated Statements of Income) for 1997, 1996 and 1995 were $16.6 million, $18.2 million and $18.0 million, respectively.

        Industries' operating lease rental expenses for 1997, 1996 and 1995 were $9.2 million, $8.3 million and $10.4 million, respectively.

        Industries' future minimum lease payments by year are as follows:

                                      Capital         Operating
         Year                          Lease           Leases
                                          (in thousands)

    1998                        $      13,472    $        6,958
    1999                               13,431             5,141
    2000                                8,646             3,160
    2001                                3,232             1,768
    2002                                1,582                38
    Thereafter                             52               618
                                       ------            ------
                                       40,415    $       17,683
                                                         ======
    Less:  Amount
     representing interest              3,684
                                       ------
    Present value of net
     minimum capital lease
     payments                   $      36,731
                                       ======


   (5)  UTILITY ACCOUNTS RECEIVABLE:

         Customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1997, Utilities was serving a diversified base of residential, commercial and industrial customers consisting of approximately 339,000 electric and 178,000 gas customers and did not have any significant concentrations of credit risk.

        Utilities has entered into an agreement, which expires in 1999, with a financial institution to sell, with limited recourse, an undivided fractional interest of up to $65 million in its pool of utility accounts receivable. Expenses related to the sale of receivables are paid to the financial organization under this contract and approximated a 5.96% annual rate during 1997. During 1997 and 1996, the monthly proceeds from the sale of accounts receivable averaged $65.0 million and $62.9 million, respectively. At December 31, 1997, $65.0 million of accounts receivable had been sold under the agreement.

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

   (6)  INVESTMENTS:

        (a)  McLeodUSA Inc. (McLeod) -

        At December 31, 1997, Industries had the following investment in McLeod, a telecommunications company (all figures are in millions):

                                                             Fair
                                  Shares        Cost      Market Value

    Class A Common Stock             9.0       $ 29.0     $ 287.3
    Unexercised Vested
     Options                         1.3          -          41.6
    Cost to Exercise
     Vested Options                  N/A          N/A        (2.3)
                                    -----       -----       -----
                                    10.3       $ 29.0     $ 326.6
                                    =====       =====       =====

        During the second quarter of 1997, Industries converted its investment in Class B Common Stock into shares of Class A Common Stock and contributed 300,000 shares of its McLeod Class A shares to the IES Industries Charitable Foundation.

        Pursuant to the applicable accounting rules, the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustment does not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only
   at the time they are realized through a sale.   Industries has entered
   into an agreement with McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September 1998.

        (b)  Foreign Entities -

        At December 31, 1997, Industries had $57.1 million of investments in foreign entities on its Consolidated Balance Sheet that included 1) investments in two New Zealand electric distribution entities, 2) a loan to a New Zealand company, 3) investments in two cogeneration facilities in China, and 4) an investment in an international venture capital fund. Industries accounts for the China investments under the equity method and the other investments under the cost method. The geographic concentration of Industries' investments in foreign entities at December 31, 1997, included investments of approximately $34.1 million in New Zealand, $22.5 million in China and $0.5 million in other countries.

   (7)  INCOME TAXES:

        The components of federal and state income taxes for the years ended December 31, were as follows:

                                      1997        1996         1995
                                              (in millions)

    Current tax expense        $       51.5   $     38.2   $       34.7
    Deferred tax expense               (9.2)        11.8           10.5
    Amortization and
      adjustment of
      investment tax credits           (2.6)        (2.6)          (2.7)
                                      -----        -----          -----
                               $       39.7   $     47.4   $       42.5
                                      =====        =====          =====

        The overall effective income tax rates shown below for the years ended December 31, were computed by dividing total income tax expense by income before income taxes.

                                           1997       1996       1995

    Statutory federal income tax rate       35.0%      35.0%      35.0%
      State income taxes, net of
       federal benefits                      5.5        6.6        5.5
      Effect of rate making on property
       related differences                   3.3        2.8        2.6
      Amortization of investment tax
       credits                              (2.5)      (2.4)      (2.5)
      Adjustment of prior period taxes      (1.6)       1.4       (0.4)
      Donation of McLeodUSA Inc. common
       stock                                (2.2)       -          -
        Other items, net                    (0.1)       0.4       (0.4)
                                           -----      -----      -----
    Overall effective income tax rate       37.4%      43.8%      39.8%
                                           =====      =====      =====


        The accumulated deferred income taxes as set forth below in the Consolidated Balance Sheets at December 31, arise from the following temporary differences:

                                         1997         1996
                                         (in millions)

    Property related                $       292    $        293
    McLeod investment related               124              -
    Investment tax credit related           (23)            (24)
    Decommissioning related                 (16)            (15)
    Other                                    (4)              9
                                          -----           -----
                                    $       373    $        263
                                          =====           =====


   (8)  BENEFIT PLANS:

        (a)  Pension Plans -

        Industries has two non-contributory pension plans that, collectively, cover substantially all of its employees. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. Payments made from the pension funds to retired employees and beneficiaries during 1997 totaled $13.1 million.

        Industries' policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year. Industries has an investment policy governing asset allocation guidelines for its pension plans. The target ranges are as follows: 1) 37%-43% in large and mid-sized domestic company equity securities, 2) 7%-13% in foreign equity securities, 3) 7%-13% in small domestic company equity securities, 4) 0-5% in real estate, and 5) the remainder in fixed income securities. As of December 31, 1997, the plans' investment mix was consistent with the policy guidelines.

        Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' pension provision are necessary to reflect the accounting for pension costs allowed in its most recent rate cases.

        The components of the pension provision for the years ended December 31, were as follows:

                                      1997        1996         1995
                                            (in thousands)

    Service cost                  $   5,870    $   5,997    $   5,215
    Interest cost on projected
     benefit obligation              14,543       12,711       11,811
    Assumed return on plans'
     assets                         (15,538)     (14,976)     (12,567)
    Early retirement benefits         3,814        4,713          -
    Net amortization                  1,528          906          268
                                     ------       ------       ------
    Pension cost                     10,217        9,351        4,727
    Adjustment to funding level     (10,217)      (9,351)      (4,727)
                                     ------       ------       ------
    Total pension costs paid to
     the Trustee                  $   -        $    -       $    -

    Actual return on plans'
     assets                       $  34,238    $  26,297    $  36,614
                                     ======       ======       ======

        During 1997 and 1996, Industries incurred charges of $3.8 million and $4.7 million, respectively, related to early retirement programs. Of such costs, $3.8 million and $0.2 million, respectively, were charged to expense and the remaining amount in 1996 was deferred for future recovery through the regulatory process.

        A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                                        1997        1996
                                                         (in thousands)


          Fair market value of plans' assets       $ 233,104    $  212,394
                                                     -------       -------
          Actuarial present value of benefits
           rendered to date -
            Accumulated benefits based on
             compensation to date,
             including vested benefits of
             $155,984,000 and
             $130,334,000, respectively              168,615       142,515
            Additional benefits based on
             estimated future salary levels           44,253        42,940
                                                     -------       -------
          Projected benefit obligation               212,868       185,455
                                                     -------       -------
          Plans' assets in excess of projected
           benefit obligation                         20,236        26,939
          Remaining unrecognized net asset
           existing at January 1, 1997,
           being amortized over 20 years              (2,688)       (3,179)
          Unrecognized prior service cost             20,738        15,523
          Unrecognized net gain                      (63,958)      (54,442)
                                                     -------       -------
          Accrued pension cost recognized in the
              Consolidated Balance Sheets          $ (25,672)   $  (15,159)
                                                     =======       =======
          Assumed rate of return, all plans            9.00%         9.00%
                                                     =======       =======
          Weighted average discount rate of
           projected benefit
           obligation, all plans                       7.25%         7.50%
                                                     =======       =======
          Assumed rate of increase in future
           compensation
           levels for the plans                        4.75%         4.75%
                                                     =======       =======

        Industries also sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. Industries' contributions to the plans, which are based on the participants' level of contribution, were $1.3 million, $1.7 million and $1.5 million in 1997, 1996 and 1995, respectively.

        (b)  Other Postemployment Benefit Plans -

        Industries provides certain benefits to retirees (primarily health care benefits). The IUB adopted rules stating that postretirement benefits other than pensions will be included in Utilities' rates pursuant to the provisions of SFAS 106. The rules permit Utilities to amortize the transition obligation as of January 1, 1993, over 20 years and require that all amounts collected are to be funded into an external trust to pay benefits as they become due. The gas and electric portions of these costs are being recovered through rates beginning in 1993 and 1995, respectively, including amounts that were deferred by Utilities, pursuant to IUB rules, between when SFAS 106 was adopted and when recovery through rates began. The amounts deferred are being amortized as they are collected through rates over a three-year period. Utilities' deferred costs were fully amortized at December 31, 1997.

        Pursuant to the provisions of SFAS 71, certain adjustments to Utilities' other postretirement benefit provisions are necessary to reflect the accounting for other postretirement benefit costs allowed in its most recent rate cases.

        The components of postretirement benefit costs for the years ended December 31, were as follows:

                                         1997       1996         1995
                                               (in thousands)

    Service cost                      $  1,627    $  1,888     $   1,387
    Interest cost on accumulated
      postretirement
      benefit obligation                 3,639       3,726         3,175
    Assumed return on plans' assets       (689)       (388)          (56)
    Net amortization of transition
      obligation and other               1,904       1,970         1,813
    Amortized postretirement benefit
      costs                              1,506       1,863         2,220
    Regulatory recognition of
      incurred cost                        744          49         1,162
                                        ------      ------        ------

    Net postretirement benefit costs  $  8,731    $  9,108     $   9,701
                                        ======      ======        ======
    Actual return on plans' assets    $  2,601    $    945     $     273
                                        ======      ======        ======

        A reconciliation of the funded status of the plans to the amounts recognized in the Consolidated Balance Sheets at December 31, is presented below:

                                              1997        1996
                                               (in thousands)


    Fair market value of plans' assets   $  19,934      $   12,312
                                            ------          ------
    Accumulated postretirement benefit
     obligation -
       Active employees not yet
        eligible                            22,594          19,056
       Active employees eligible             5,261           4,866
       Retirees                             25,160          25,992
                                            ------          ------
    Total accumulated postretirement
      benefit obligation                    53,015          49,914
                                            ------          ------
    Accumulated postretirement benefit
      obligation in excess of plans'
      assets                               (33,081)        (37,602)
    Unrecognized transition obligation      29,082          31,020
    Unrecognized net gain                   (4,171)         (2,505)
    Unrecognized prior service cost           (394)           (427)
                                            ------          ------
    Accrued postretirement benefit
      cost in the
      Consolidated Balance Sheets      $    (8,564)   $     (9,514)
                                            ======          ======
    Assumed rate of return                   9.00%           9.00%
                                            ======          ======
    Weighted average discount rate of
      accumulated postretirement
      benefit obligation                     7.25%           7.50%
                                            ======          ======
    Medical trend on paid charges:
        Initial trend rate                   8.00%           9.00%
                                            ======          ======
        Ultimate trend rate                  6.50%           6.50%
                                            ======          ======


        The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A 1% change in the medical trend rates, holding all other assumptions constant, would have changed the 1997 service and interest cost by $1.1 million (21%) and the accumulated postretirement benefit obligation at December 31, 1997, by $9.0 million (17%).

   (9)  COMMON, PREFERRED AND PREFERENCE STOCK:

        (a)  Common Stock -

        The following table presents information relating to the changes in common stock.

                                                   Common Stock
                                             Number of
                                               Shares
                                             Outstanding        Amount
                                                            (in thousands)
    Balance, December 31, 1994               28,777,046    $    373,490
      Shares issued in connection with
       acquisition of
       oil and gas companies                     75,638           1,925
      Stock plan issuances*                     655,731          15,854
                                             ----------         -------
    Balance, December 31, 1995               29,508,415         391,269
                                             ----------         -------
      Purchases of treasury stock                (9,448)           (269)
      Stock plan issuances*                     578,245          16,635
                                             ----------         -------
    Balance, December 31, 1996               30,077,212         407,635
                                             ----------         -------
      Purchases of treasury stock                (2,875)            (83)
      Stock plan issuances*                     502,854          14,961
                                             ----------         -------
    Balance, December 31, 1997               30,577,191    $    422,513
                                             ==========         =======
    Shares reserved for issuance pursuant
      to the Company's stock plans at
      December 31, 1997*                      1,132,890
                                             ==========

        *    Dividend Reinvestment and Stock Purchase Plan,
             Employee Stock Purchase Plan, Employee Savings Plan,
             Long-Term Incentive Plan, IES Bonus Stock Ownership
             Plan and Whiting Stock Option Plans

        During 1997, Industries reacquired 2,875 shares of its common stock on the open market, at an average price of $28.90 per share, which were subsequently issued to various Company Directors and employees. During 1996, Industries reacquired 9,448 shares of its common stock on the open market, at an average price of $28.44 per share, which were subsequently issued to various Company Directors and employees. At December 31, 1997, no shares remained held as treasury stock.

        (b)  Preferred and Preference Stock:

        Utilities has 466,406 shares of Cumulative Preferred Stock, $50 par value, authorized for issuance at December 31, 1997, of which the 6.10%, 4.80% and 4.30% Series had 100,000, 146,406 and 120,000 shares, respectively, outstanding at both December 31, 1997 and 1996. These shares are redeemable at the option of Utilities upon 30 days notice at $51.00, $50.25 and $51.00 per share, respectively, plus accrued dividends.

        There are 5,000,000 shares of Industries Cumulative Preferred Stock (no par value) and 700,000 shares of Utilities Cumulative Preference Stock ($100 par value) authorized for issuance, of which none were outstanding at December 31, 1997.


   (10) DEBT:

        (a)  Long-Term Debt -

        In August 1997, Utilities issued $135 million of 6.625% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce Utilities' short-term borrowings.

        Utilities repaid at maturity $8 million of 6.125% First Mortgage Bonds during the second quarter of 1997.

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

        At December 31, 1997, there were no borrowings outstanding under the variable rate credit facility. Diversified had $182.0 million of commercial paper outstanding at December 31, 1997, with interest rates ranging from 6.05% to 7.30% and maturity dates in the first quarter of 1998. Diversified intends to continue borrowing under the renewal options of this facility and the new agreement and no conditions exist at December 31, 1997, that would prevent such borrowings. Accordingly, this debt is classified as long-term in the Consolidated Balance Sheets.

        Debt maturities (excluding sinking fund requirements, which Utilities intends to meet by pledging additional property under the terms of its Indentures and Deeds of Trust) for 1998 - 2002 are $0.5 million, $60.5 million, $233.7 million, $82.1 million and $1.1 million, respectively. Depending on market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

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

        At December 31, 1997, Utilities had bank lines of credit aggregating $41.1 million. Utilities was using $11.1 million to support certain pollution control obligations. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Industries may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997. Information regarding short-term debt (all issued by Utilities) is as follows (dollars in thousands):

                                         1997         1996           1995

    As of end of year -
      Commercial paper outstanding   $     -     $ 110,000     $  101,000
      Notes payable outstanding            -        25,000              -
      Weighted average interest
        rate on commercial paper          N/A         5.70%          5.81%
      Weighted average interest
        rate on notes payable             N/A         6.28%            N/A

    For the year ended -
      Maximum month-end amount
        of short-term debt         $ 158,000     $ 145,000     $  132,000
      Average daily amount
        outstanding                   88,419       120,112         79,159
      Weighted average interest
        rate                            5.58%         5.52%          5.97%

   (11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturity of such financial instruments.
        Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown in the Consolidated Balance Sheets included $19.3 million and $9.4 million of unrealized gains at December 31, 1997 and December 31, 1996, respectively, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.
        Cumulative Preferred Stock of Utilities - Based upon the market yield of similar securities and quoted market prices.
        Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.
        Investment in McLeodUSA Inc. - Pursuant to the provisions of SFAS No. 115, the carrying value of the McLeod investment was adjusted to estimated fair value in 1997 for the first time given that such shares are now qualified for sale within a one year period.
        Investments carried at cost - Fair value of the New Zealand investments is based on quoted market prices; while the market is not of a breadth and scope comparable to a U.S. market as required for SFAS 115 accounting purposes, Industries does believe it produces a reasonable representation of the fair market value of the investment. Fair value of the other investments is based on quoted market prices where available, and cost when not available as Industries believes the carrying value approximates fair value for such investments.

        The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in millions):

                                          1997                 1996
                                  Carrying    Fair       Carrying     Fair
                                   Value      Value       Value       Value

    Nuclear decommissioning
     trust funds               $      78  $     78   $       59   $     59
    Cumulative preferred stock
     of Utilities                     18        13           18         12
    Long-term debt, including
     current portion                 848       871          712        722
    Investment in McLeodUSA
     Inc. (Note 6(a))                327       327           29        267
    Investments carried at
     cost -
      Investments in New
       Zealand (Note 6(b))            34        33           31         45
      Other                            2         3            3          4

        Since Utilities is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by Industries' shareowners.

   (12) DERIVATIVE FINANCIAL INSTRUMENTS:

        Industries has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by Industries on a very limited basis.

        (a)  Interest Rate Swap Agreement -

        In February 1996, Diversified entered into an interest rate swap agreement on a variable rate borrowing of $100 million converting this debt into a fixed-rate borrowing at a rate of 4.7 percent. The swap period was for two years with an additional one-year option available to the counterparty and the agreement included quarterly settlement dates. The counterparty did not extend the swap period. Diversified realized approximately $1.0 million and $0.7 million in interest expense savings in 1997 and 1996, respectively, under the agreement.

        (b)  Gas Futures Contracts -

        Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, has entered into natural gas contracts on the New York Mercantile Exchange (NYMEX). The notional amount at December 31, 1997 was not material.

   (13) COMMITMENTS AND CONTINGENCIES:

        (a)  Construction and Acquisition Program -

        Industries' construction and acquisition program anticipates expenditures of approximately $369 million for 1998, which includes $124 million at Utilities and $245 million at Diversified. Commitments have been made in connection with a portion of these expenditures.

        (b)  Purchased Power, Coal and Natural Gas Contracts -

        Utilities has entered into purchased power capacity and coal contracts and its minimum commitments are as follows (dollars in millions and tons in thousands):

                Purchased Power               Coal
               Dollars     Mw's      Dollars        Tons

    1998      $  4.3    82 - 184     $   62.6       4,176
    1999         3.3     1 - 101         15.5         874
    2000         0.3           1         13.6         762
    2001         0.3           1         13.6         751
    2002         0.3           1            -           -

        Utilities has several purchased power contracts for the annual six-month summer season and thus the minimum and maximum of the noted range represent the power purchased during the winter and summer seasons, respectively. Utilities expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

        Utilities also has various natural gas supply, transportation and storage contracts outstanding. The gas supply commitments are all index based and the minimum dekatherm commitments, in thousands, for 1998-2002 are 20,250, 8,341, 5,742, 3,574 and 3,574, respectively. The minimum transportation and storage commitments for 1998-2002, in thousands, are $29,604, $27,111, $14,650, $10,550 and $10,550, respectively. Utilities expects to supplement its natural gas supply with spot market purchases as needed.

        (c)  Information Technology Services -

        Industries entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. Industries' anticipated operating and capital expenditures under the agreement for 1998 are estimated to total approximately $15.6 million. Future costs under the agreement are variable and are dependent upon Industries' level of usage of technological services from EDS.

        (d)  Financial Guarantees -

        Industries has financial guarantees amounting to $18.6 million outstanding at December 31, 1997, which are not reflected in the consolidated financial statements. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Industries believes that the likelihood of material cash payments by Industries under these agreements is remote.

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

        Utilities is a member of Nuclear Electric Insurance Limited (NEIL). NEIL provides $1.9 billion of insurance coverage on certain property losses at DAEC for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expense incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, Utilities could be assessed annually a maximum of $2.9 million for NEIL primary property, $4.3 million for NEIL excess property and $0.9 million for NEIL additional expenses if losses exceed the accumulated reserve funds. Utilities is not aware of any losses that it believes are likely to result in an assessment.

        In the unlikely event of a catastrophic loss at DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by Industries and could have a material adverse effect on Industries' financial position and results of operations.

        (f)  Environmental Liabilities -

        Industries has recorded environmental liabilities of approximately $51 million in its Consolidated Balance Sheets at December 31, 1997. Industries' significant environmental liabilities are discussed below.

             Manufactured Gas Plant (MGP) Sites

        Utilities has current or previous ownership interest in properties previously associated with the production of gas at 34 MGP sites for which they may be liable for investigation, remediation and monitoring costs relating to the sites. Utilities is working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Utilities believes that it has completed the remediaton at various sites, although it is still in the process of obtaining final approval from the applicable environmental agencies for these sites.

        Utilities has recorded an environmental liability of $33.2 million at December 31, 1997, related to the MGP sites; such amounts are based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed and the minimum of the estimated cost range for those sites where the investigation is in its
   earlier stages.   Utilities currently estimates the range of additional
   costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $23 million to $51 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

        While the IUB does not allow for the deferral of MGP-related costs, it has permitted Utilities to recover its prudently incurred costs. As a result, a regulatory asset of $33.2 million has been recorded by Utilities at December 31, 1997 which reflects the probable future rate recovery. Considering the current rate treatment, and assuming no material change therein, Industries believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on its financial position or results of operations.

        In April 1996, Utilities filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement discussions are proceeding with its insurance carriers regarding the recovery of these costs. Settlement has been reached with
   sixteen carriers.   Utilities is continuing its pursuit of additional
   recoveries. Amounts received from insurance carriers are being deferred by Utilities pending a determination of the regulatory treatment of such recoveries. Utilities is unable to predict the amount of any additional insurance recoveries it may realize.

             National Energy Policy Act of 1992

        The National Energy Policy Act of 1992 require owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. Utilities is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. Utilities' 70% share of the future assessment at December 31, 1997, was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount.

             Oil and Gas Properties Dismantlement and Abandonment Costs

        Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related onshore plants and equipment), the most significant of which is located off the coast of California. Industries estimates the total costs for these properties to be approximately $14 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted and such costs are included in "Depreciation and amortization" in the Consolidated Statements of Income, resulting in a liability of $8.6 million at December 31, 1997, in the Consolidated Balance Sheets.

        (g)  Air Quality Issues -

        The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), nitrogen oxides (NOx) and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. Utilities has met the provisions of Phase I of the Act and is in the process of meeting the requirements of Phase II of the Act
   (effective in the year 2000).   The Act also governs SO2 allowances, which
   are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. Utilities is reviewing its options to ensure it will have sufficient allowances to offset its emissions in the future. Industries believes that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on its financial position or results of operations.

        The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the polychlorinated biphenyl (PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. Industries is currently reviewing the rules to determine what impact they may have on its operations.

        In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggested that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS standards established for SO2. The worst-case modeling suggested that two of Utilities' generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of Utilities' generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, Utilities entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue. Utilities agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the
   next two years) at one of the facilities.   The IDNR approved the consent
   order in the fourth quarter of 1997 and it is expected to be approved by the EPA in the second quarter of 1998.

        Pursuant to a routine internal review of documents, Utilities determined that certain changes undertaken during previous years at one of its generating facilities may have required a federal Prevention of Significant Deterioration (PSD) permit. Utilities initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. Utilities expects to receive the permit in the second quarter of 1998. Utilities may be subject to a penalty for not having obtained the permit previously; however, Industries believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operation.

        Pursuant to a separate routine internal review of plant operations, Utilities determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids. Utilities has initiated discussions with its regulators on the matter and has proposed a compliance plan which contemplates operational changes. In addition, Utilities will be submitting a PSD permit application in the second quarter of 1998. Utilities may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on Industries' financial position or results of operations.

        (h)  Spent Nuclear Fuel -

        The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. Utilities entered into such contract and has made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. Utilities has since been notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Utilities is evaluating and pursuing multiple options including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

        The NWPA assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as Utilities. In accordance with this responsibility, Utilities has been storing spent nuclear fuel on site at DAEC since plant operations began. DAEC has current on-site capability to store spent fuel until 2001. Utilities is currently reviewing its options to expand on-site storage capability. To provide assurance that both the operating and post-shutdown storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility are being contemplated. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

        (i)  Decommissioning of the DAEC -

        Pursuant to the most recent electric rate case order, the IUB allows Utilities to recover $6.0 million annually for the cost to decommission the DAEC. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" in the Consolidated Balance Sheets to the extent recovered through rates. The current recovery figures are based on the following assumptions: 1) cost to decommission the DAEC of $252.8 million, which is Utilities' 70% portion in 1993 dollars, based on the NRC minimum formula (which exceeds the amount in the current site-specific study completed in 1994); 2) inflation of 4.91% annually through 1997; 3) the prompt dismantling and removal method of decommissioning, which is assumed to begin in the year 2014; 4) monthly funding of all future collections into external trust funds and funded on a tax-qualified basis to the extent possible; and 5) an average after-tax return of 6.82% for all external investments. All of these assumptions are subject to change in future regulatory proceedings. At December 31, 1997, Utilities had $77.9 million invested in external decommissioning trust funds as indicated in the Consolidated Balance Sheets, and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation. Earnings on the external trust funds, which were $2.7 million in 1997, are recorded as interest income and a corresponding interest expense payable to the funds is recorded.
   The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant. See the section "Other Matters-Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of potential changes in current electric utility industry accounting practices for nuclear power plant decommissioning.

        (j)  Legal Proceedings -

        Industries is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Industries believes that appropriate liabilities have been established and final disposition of these actions will not have a material adverse effect on its financial position or results of operations.

   (14) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

        Under joint ownership agreements with other Iowa utilities, Utilities has undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Statements of Income. Information relative to Utilities' ownership interest in these facilities at December 31, 1997 is as follows:

                                                Ottumwa         Neal
                                   DAEC          Unit 1        Unit 3
                                (Nuclear)        (Coal)        (Coal)
                                            ($ in millions)

    Utility plant in
     service                $     500.6    $     191.6    $      60.8
    Accumulated
     depreciation           $     230.8    $      96.6    $      30.6
    Construction work in
     progress               $       2.8    $         -    $       0.1
    Plant capacity - Mw             520            716            515
    Percent ownership               70%            48%            28%
    In-service date                1974           1981           1975


    (15)     SEGMENTS OF BUSINESS:

        The principal business segments of Industries are Utilities' generation, transmission, distribution and sale of electric energy and purchase, distribution, transportation and sale of natural gas. Certain financial information relating to Industries' significant segments of business is presented below:

                                          Year Ended December 31
                                      1997          1996          1995
                                               (in thousands)
    Operating results:
      Revenues -
        Electric                  $   604,270   $   574,273   $    560,471
        Gas                           183,517       160,864        137,292

      Operating income -
        Electric                      138,151       133,768        131,505
        Gas                            12,961        17,526          9,509

    Other information:
      Depreciation and
       amortization -
        Electric                       81,129        77,578         72,487
        Gas                             7,018         6,200          6,176

      Construction and
       acquisition expenditures -
        Electric                       89,400       115,929        108,902
        Gas                            15,293        12,981          9,368

      Assets -
        Identifiable assets -
          Electric                  1,441,940     1,438,370      1,395,666
          Gas                         211,659       205,680        192,045
                                    ---------     ---------      ---------
                                    1,653,599     1,644,050      1,587,711
        Investment in McLeodUSA,
         Inc.                         326,582        29,200          9,200
        Other corporate assets        477,038       452,312        388,680
                                    ---------     ---------      ---------
            Total consolidated
             assets               $ 2,457,219   $ 2,125,562   $  1,985,591
                                    =========     =========      =========

        The gas revenues and cost of gas sold of Industrial Energy Applications, Inc. (IEA), a wholly-owned subsidiary under Diversified, for 1996 and 1995 have been reclassed into "Gas marketing, oil and gas and other revenues" and "Other operating and gas marketing expenses", respectively, consistent with the 1997 presentation.


   Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant

        Information regarding the directors and executive officers of IES Industries Inc. (Industries) as of March 1, 1998 is set forth below.

   Directors of IES Industries Inc.

   C.R.S. Anderson Principal Occupation: Director of Industries.
                   Age:  70
                   Served as director of Industries since 1991 and was first elected to the Iowa Southern Utilities Company board in 1978.
   Other Information: Mr. Anderson is the retired Chairman of the Board of Industries after serving in that position following the merger of IE Industries Inc. (IEI) and Iowa Southern Inc. (ISI). Prior to the merger of IEI and ISI, Mr. Anderson was Chairman and President of Iowa Southern Inc., and had served in various positions at Iowa Southern Utilities Company since 1956. He is a past chairman of the Missouri Valley Electric Association and the Iowa Association of Business and Industry; and a former director of IMG Bond Accumulation Fund, IMG Stock Accumulation Fund, Midwest Gas Association and the Iowa Business Development Credit Corporation.

   J. Wayne Bevis  Principal Occupation:  Retired as Vice Chairman of Pella
                   Corporation (a window and door manufacturing company), Pella, Iowa on December 31, 1997.
                   Age:  63
                   Served as director of Industries since 1991 and was first elected to the IE Industries Inc. and Iowa Electric Light and Power Company (IELP) boards in 1987.
   Other Information: He had served in various positions at Pella Corporation since 1973 and had been a director of Pella Corporation since 1975.

   Lee Liu Principal Occupation: Chairman of the Board and Chief Executive Officer of Industries and IES Utilities Inc. (Utilities).
                    Age:  64
                    Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1981.
   Other Information: Mr. Liu has held a number of professional, management and executive positions after joining Iowa Electric Light and Power Company (IELP) (later known as Utilities) in 1957. He is a director of HON Industries Inc., an office equipment manufacturer in Muscatine, Iowa; McLeodUSA Inc., a telecommunications company in Cedar Rapids, Iowa; Principal Financial Group, an insurance company in Des Moines, Iowa; and Eastman Chemical Company, a diversified chemical company in Kingsport, Tennessee. He also serves as a trustee for Mercy Medical Center, a hospital in Cedar Rapids, Iowa and is a member of University of Iowa College of Business Board of Visitors.

   Jack R. Newman  Principal Occupation: Partner of Morgan, Lewis & Bockius,
                   an international law firm based in Washington, D.C.
                   Age:  64
                   Served as director of Industries and Utilities since
                   1994.
   Other Information: Mr. Newman has been engaged in private practice since 1967 and has been a partner of Morgan, Lewis & Bockius since December 1, 1994. Prior to joining Morgan, Lewis & Bockius, he was a partner in the law firms Newman & Holtzinger and Newman, Bouknight & Edgar. He has served as nuclear legal counsel to Utilities since 1968. He advises a number of utility companies on nuclear power matters, including many European and Asian companies. Mr. Newman is a member of the Bar of the State of New York, the Bar Association of the District of Columbia, the Association of the Bar of the City of New York, the Federal Bar Association and the Lawyers Committee of the Edison Electric Institute.

   Robert D. Ray    Principal Occupation:  Retired President and Chief
                    Executive Officer of IASD Health Services Inc. (formerly
                    Blue Cross and Blue Shield of Iowa, Western Iowa and
                    South Dakota), an insurance firm in Des Moines, Iowa.
                    Age:  69
                    Served as director of Industries since 1991 and was first elected to the IE Industries Inc. and IELP boards in 1987.
   Other Information: Mr. Ray served as Governor of the State of Iowa for fourteen years, and was the United States Delegate to the United Nations in 1984. He is a director of the Maytag Company, an appliance manufacturer in Newton, Iowa. He also serves as Chairman of the National Leadership Commission on Health Care Reform and the National Advisory Committee on Rural Health Care. Mr. Ray is Chairman of the Board of Governors, Drake University, Des Moines, Iowa, and a member of the Iowa Business Council. Mr. Ray served as Interim Mayor of Des Moines, Iowa in 1997.

   David Q. Reed   Principal Occupation:  Independent practitioner of law in
                   Kansas City, Missouri.
                   Age:  66
                   Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1967.
   Other Information: Mr. Reed has been engaged in the private practice of law since 1960. He is a member of the American Bar Association, the Association of Trial Lawyers of America, the Missouri Association of Trial Lawyers, the Missouri Bar and the Kansas City Metropolitan Bar Association.

   Henry Royer     Principal Occupation:  Resigned as President and Chief
                   Executive Officer of River City Bank in Sacramento,
                   California on December 31, 1997.
                   Age:  66
                   Served as director of Industries since 1991 and was first elected to the Iowa Electric Light and Power Company board in 1984.
   Other Information: Mr. Royer is a director of CRST, Inc., a trucking company in Cedar Rapids, Iowa, a trustee of Berthel Investment Trust and has served on numerous Cedar Rapids community organization boards.

   Robert W.
    Schlutz Principal Occupation: President of Schlutz Enterprises, a diversified farming and retailing business in Columbus Junction, Iowa.
                    Age:  62
                    Served as director of Industries since 1991 and was first elected to the Iowa Southern Inc. board in 1989.
   Other Information: Mr. Schlutz is a director of PM Agri-Nutritional Group Inc., an animal health business in St. Louis, Missouri, and the Iowa Foundation for Agricultural Advancement. Mr. Schlutz is President of the Iowa State Fair Board and member of various community organizations. He also served on the National Advisory Council for the Kentucky Fried Chicken Corporation. He is a past Chairman of the Environmental Protection Commission for the State of Iowa.

   Anthony R.
    Weiler Principal Occupation: Senior Vice President, Merchandising, for Heilig-Meyers Company, a national furniture retailer in Richmond, Virginia.
                    Age:  61
                    Served as director of Industries since 1991 and was first elected to the Iowa Southern Utilities Company board in 1979.
   Other Information: Mr. Weiler was previously Chairman and Chief Executive Officer of Chittenden & Eastman Company, a national manufacturer of mattresses in Burlington, Iowa. He was employed by Chittenden & Eastman in various management positions from 1960 to 1995. Mr. Weiler is Chairman of the National Home Furnishings Association and a director of the Retail Home Furnishings Foundation. He is a trustee of NHFA Insurance and a past director of the Burlington Area Development Corporation, the Burlington Area Chamber of Commerce and various community organizations.

              FUNCTIONING OF THE BOARD OF DIRECTORS AND COMMITTEES

        The Board has an Executive Committee, an Audit Committee, a Nominating Committee and a Compensation Committee.

        The current members of the Executive Committee are Lee Liu, Chairman; C.R.S. Anderson; David Q. Reed and Henry Royer. The current members served on this Committee during 1997. The Committee met six times during 1997. It is empowered with all of the authority vested in the Board, subject to certain limitations, and may act when the Board is not in session.

        Current members of the Audit Committee are C.R.S. Anderson, Chairman;
   J. Wayne Bevis; Jack R. Newman; Robert D. Ray and Robert W. Schlutz. The current members served on this Committee during 1997. The Committee met twice during 1997. The principal functions of the Committee are to review internal audit activities, including reviews of the internal control procedures; to oversee the corporate compliance process; to recommend to the Board an independent public accounting firm to be auditors; and to approve the audit arrangements and audit results. Both the internal and independent auditors have direct and independent access to the Audit Committee.

        Current members of the Nominating Committee are David Q. Reed, Chairman; Lee Liu; Robert D. Ray; Robert W. Schlutz and Anthony R. Weiler. The current members served on this Committee during 1997. The Committee met once during 1997. Its principal function is to review and recommend to the Board nominees to serve on the Board and its committees. While there are no formal procedures, the Committee considers nominees brought to its attention by other members of the Board, members of management and Shareholders.

        Current members of the Compensation Committee are Henry Royer, Chairman; J. Wayne Bevis; Jack R. Newman and Anthony R. Weiler. The current members served on this Committee during 1997. The Committee met five times during 1997. The principal functions of the Committee are to review and make recommendations to the Board on the salaries and other compensation and benefits of the elected officers of Industries and its subsidiaries, and to review and administer incentive compensation or similar plans for officers and other key employees of Industries and its subsidiaries.

        The Board met seven times in 1997. The various committees of the Board met an aggregate of fourteen times in 1997. All of the directors attended 80% or more of these meetings.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Industries' directors, its executive officers, and certain other officers are required to report their ownership of Industries' common stock and any changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. From October of 1994 to October of 1997, Mr. Schlutz did not file on a timely basis 11 reports for a total of 195 shares of Industries' Common Stock acquired in 11 transactions through a brokerage dividend reinvestment plan. These shares were reported in February 1998. All other required filings in 1997 were properly made in a timely fashion. In making the above statements, Industries has relied on the representations of the persons involved and on copies of their reports filed with the Securities and Exchange Commission.

   Executive Officers of IES Industries Inc.
   (figures following the names represent the officer's age as of December 31, 1997)

        Lee Liu, 64, Chairman of the Board & Chief Executive Officer. First elected officer in 1975.

        Larry D. Root, 61, President & Chief Operating Officer. Re-elected officer in 1996. (i)

        James E. Hoffman, 44, Executive Vice President. First elected officer in 1996. (ii)

        Thomas M. Walker, 50, Executive Vice President & Chief Financial Officer. First elected officer in 1996. (iii)

        Dean E. Ekstrom, 50, Vice President, Administration. First elected officer in 1991.

        Stephen W. Southwick, 51, Vice President, General Counsel & Secretary. First elected officer in 1982.

        John E. Ebright, 54, Controller & Chief Accounting Officer. First elected officer in 1996. (iv)

        Dennis B. Vass, 48, Treasurer.  First elected officer in 1995.

        Officers are elected annually by the Board of Directors and each of the officers named above, except Larry D. Root, James E. Hoffman, Thomas
   M. Walker and John E. Ebright, has been employed by Industries as an officer or in other responsible positions at such company for at least five years. There are no family relationships among these officers or among the officers and directors. There are no arrangements or understandings with respect to election of any person as an officer.

        (i) Larry D. Root, who retired in 1995, was re-elected as President & Chief Operating Officer of Industries effective November 6, 1996. Mr. Root was first elected as an officer in 1979.

        (ii) James E. Hoffman was elected Executive Vice President of Industries effective November 6, 1996. Prior to his appointment as Executive Vice President, Customer Service & Energy Delivery of Utilities in 1995, he was employed by MCI Communications as Chief Information Officer from 1990 to 1995.

       (iii) Thomas M. Walker was elected Executive Vice President & Chief Financial Officer of Industries effective December 16, 1996. Prior to joining Industries in December 1996, he was employed from 1990 - 1995 by Information Resources, Inc. as Executive Vice President, Chief Financial and Administrative Officer and Member of the Board of Directors.

        (iv) John E. Ebright was elected Controller & Chief Accounting Officer of Industries effective July 8, 1996. Prior to joining Industries in July 1996, he was employed by MidCon Corp., a subsidiary of Occidental Petroleum Corporation, as Vice President and Controller from 1987 to 1996.

   Item 11.  Executive Compensation

                     Executive Officers' Compensation Table

        The following Executive Officers' Compensation Table sets forth the total compensation paid by Industries for all services rendered during 1997, 1996, and 1995 to the Chief Executive Officer and the four other most highly compensated executive officers of Industries or its subsidiaries at December 31, 1997.

                                                                                     Long-Term
                                               Annual Compensation                 Compensation
                                                                   Other            Restricted
      Name and Principal                                           Annual              Stock          All Other
           Position           Year     Salary       Bonus 1    Compensation 2         Awards 3      Compensation 4
    Lee Liu                   1997      $400,000     $189,000           $5,956         $176,391           $13,277
    Chairman of the Board     1996       380,000      175,000            2,578          253,475            13,956
    and Chief Executive       1995       340,000      142,800            1,588          176,645            13,507
    Officer

    Larry D. Root             1997       336,000          -              1,164               -                 -
    President and Chief       1996        50,909          -                813               -            252,000
    Operating Officer         1995       220,822       62,606              566               -            208,038

    James E. Hoffman          1997       232,200       62,694        -                   35,462               847
    Executive Vice            1996       226,467       58,050        -                  101,879               823
    President                 1995        89,583      206,500           51,523          143,125               324

    Thomas M. Walker          1997       230,000       62,100           38,138               -              2,367
    Executive Vice            1996         9,583          -          -                   30,000               119
    President and             1995
    Chief Financial Officer

    John F. Franz, Jr.        1997       175,862       34,965            3,288           32,642             5,360
    Vice President,           1996       155,083       40,000            1,028           39,930             5,338
    Nuclear -  Utilities      1995       144,050       25,213              418           41,993             4,893

    Harold W. Rehrauer        1997       144,000       28,067            2,781           26,191             5,522
    Vice President, Field     1996       129,667       23,625            1,056           34,222             4,374
    Operations - Utilities    1995       119,000       19,992              677           24,732             4,030

        ___________________
   1       The bonuses represent plan year awards from the Management
   Incentive Compensation Plan.  The amount reported as bonus for Mr. Hoffman in 1995 also includes a one-time payment of $185,000 when he commenced employment.
   2  Other Annual Compensation for 1997 consists of:  Earnings from the Key
   Employee Deferred Compensation Plan in excess of 120% of the applicable federal long-term rate provided under Section 1274(d) of the Internal
   Revenue Code: Mr. Liu - $5,956, Mr. Root - $1,164, Mr. Franz - $3,288 and
   Mr. Rehrauer - $2,781; Relocation expense reimbursement: Mr. Walker -
   $38,138.  Also included in 1995 are relocation expense reimbursements for
   Mr. Hoffman of $51,523.
   3  Awards of restricted stock of Industries have been made since June 1,
   1988, with one-third of each year's award being restricted for one year, one-
   third being restricted for two years, and one-third being restricted for three years.  The shares of restricted stock reflected in this table subject to such three-year vesting schedule are as follows:  Mr. Liu -
   5,004 shares awarded for 1997, 8,703 shares awarded for 1996 and 6,171 shares awarded for 1995;  Mr. Hoffman - 1,006 shares awarded for 1997,
   3,498 shares awarded for 1996 and 5,000 shares awarded for 1995; Mr.
   Walker - 1,000 shares awarded for 1996; Mr. Franz - 926 shares awarded for
   1997, 1,371 shares awarded for 1996 and 1,467 shares awarded for 1995 and
   Mr. Rehrauer - 743 shares awarded for 1997, 1,175 shares awarded for 1996 and 864 shares awarded for 1995.  Restricted stock is considered outstanding upon award date and dividends are paid to the eligible officers on these shares while restricted.  The amounts shown in the table above represent the value of the awards based upon closing price of
   Industries' Common Stock on the award date.  The award date is usually in the calendar year following the plan year.  At December 31, 1997, the following listed officers had restricted stock for which restrictions had not lapsed as follows (values based on December 31, 1997 closing price for
   Industries' Common Stock): Mr. Liu - 20,592 shares valued at $758,043; Mr.
   Hoffman - 7,838 shares valued at $288,536; Mr. Walker - 667 shares valued at $24,554; Mr. Franz - 13,735 shares valued at $505,620; Mr. Rehrauer -
   2,882 shares valued at $106,094.  No stock options or stock appreciation rights have been awarded to Mr. Liu , Mr. Root, Mr. Hoffman, Mr. Walker,
   Mr. Franz or Mr. Rehrauer.
   4  All Other Compensation for 1997 consists of: matching contributions to
   401(k) plan, Mr. Liu - $3,800, Mr. Franz - $2,677, Mr. Rehrauer - $2,212;
   Life insurance coverage in excess of $50,000: Mr. Liu - $9,477, Mr.
   Hoffman - $847, Mr. Walker - $2,367, Mr. Franz - $2,683 and Mr. Rehrauer -
   $3,310.  The 1996 amount for Mr. Root includes consulting fees of
   $249,989.  The 1995 amount for Mr. Root includes severance costs of
   $200,660.


                            Compensation of Directors

        In 1997, non-employee directors of Industries received fees of $12,000 per year, 300 shares of common stock of Industries plus $700 per Board meeting or Committee meeting attended. If a Committee meeting is the same day as a meeting of the Board of Directors as a whole or if a Committee meeting is held by telephone conference, each participating non-employee director receives $350, one-half the regular Committee meeting fee. In addition, non-employee directors serving as chairman of a Committee receive an annual fee of $1,500 for serving in such capacity. Directors who are officers do not receive any fees for attendance at Board meetings or meetings of Committees of which they are members.

        Under the Director Retirement Plan, a retirement or death benefit is provided to directors, including directors who are employees, in an amount equal to 80% of the annual director's fee. Such amount is payable annually, based upon length of service, to directors who have served at least four years, for a maximum period of eight years.

        Compensation Committee Interlocks and Insider Participation:  See
   Item 13. "Certain Relationships and Related Transactions" regarding services provided by Mr. Newman's legal firm, Morgan, Lewis & Bockius.

        A business travel accident insurance policy is provided to the Board of Directors at an annual cost of $10 per director. No director received any payments under such policy in 1997.

                                      PLANS

      Pension Plans: Industries, Utilities and the Cedar Rapids and Iowa City Railway Company have non-contributory retirement plans covering employees who have at least one year of accredited service. Directors who are not officers do not participate in the plan. Maximum annual benefits payable at age 65 to participants who retire at age 65, calculated on the basis of straight life annuity, are illustrated in the following table:

                               PENSION PLAN TABLE

   Average of Highest Annual     Estimated Maximum Annual Retirement Benefits
     Salary (Remuneration)          Based on Service Years of Service
      for 3 Consecutive
     Years of the last 10         15        20       25      30        35
         125,000               26,869   35,828   44,784   53,741   62,697
         150,000               32,683   43,576   54,471   65,366   76,259
         175,000               35,913   48,282   60,650   73,019   85,388
         200,000               40,038   54,282   68,525   82,769   97,013
         225,000               44,163   60,282   76,400   92,519  108,638
         250,000               44,818   61,235   77,652   94,068  110,485
         300,000               44,818   61,235   77,652   94,068  110,485
         400,000               44,818   61,235   77,652   94,068  110,485
         450,000               44,818   61,235   77,652   94,068  110,485
         500,000               44,818   61,235   77,652   94,068  110,485

      For 1997, $125,000 was the maximum benefits allowable under the retirement plans prescribed by Section 415 of the Internal Revenue Code.

      With respect to the officers named in the Executive Officer's Compensation Table, the remuneration for retirement plan purposes would be substantially the same as that shown as "Salary." As of December 31, 1997, the officers had accredited years of service for the retirement plan as follows: Lee Liu, 40 years; Larry D. Root, 27 years; James E. Hoffman, 2 years; Thomas M. Walker, 1 year; John F. Franz, Jr., 6 years; Harold W. Rehrauer, 25 years.

        Supplemental Retirement Plan: Industries has a non-qualified Supplemental Retirement Plan (SRP) for eligible officers of Industries and Utilities, including Messrs. Liu, Hoffman, Walker, Franz and Rehrauer.
   The plan provides for payment of supplemental retirement benefits equal to 69% of the officer's base salary in effect at the date of retirement, reduced by benefits receivable under the qualified retirement plan, for a period not to exceed 18 years following the date of retirement. In the event of the death of the officer following retirement, similar payments reduced by the joint and survivor annuity of the qualified retirement plan will be made to his or her designated beneficiary (surviving spouse or dependent children), if any, for a period not to exceed 12 years from the date of the officer's retirement. Thus, if an officer died 12 years after retirement, no payment to the beneficiary would be made. Death benefits are provided on the same basis to a designated beneficiary for a period not to exceed 12 years from the date of death should the officer die prior to retirement. The Supplemental Retirement Plan further provides that if, at the time of the death of an officer, the officer is entitled to receive, is receiving, or has received supplemental retirement benefits by virtue of having taken retirement, a death benefit shall be paid to the officer's designated beneficiary or to the officer's estate in an amount equal to 100% of the officer's annual salary in effect at the date of retirement. Under certain circumstances, an officer who takes early retirement will be entitled to reduced benefits under the Supplemental Retirement Plan. The Supplemental Retirement Plan also provides for benefits in the event an officer becomes disabled under the terms of the qualified retirement plan. Life insurance policies on the participants have been purchased sufficient in amount to finance actuarially all future liabilities under the Supplemental Retirement Plan. The Supplemental Retirement Plan has been designed so that if the assumptions made as to mortality, experience, policy dividends, tax credits and other factors are realized, all life insurance premium payments will be recovered over the life of the Supplemental Retirement Plan.

        The following table shows the estimated annual benefits payable under the Supplemental Retirement Plan equal to 69% of the officer's base salary in effect at the date of retirement:

                      Supplemental Retirement Plan Payments
                                 69% SRP Benefit

                                      Years of Service
   Annual Salary           15           20        25         30         35
       125,000           59,381      50,422     41,466    32,509     23,553
       150,000           70,817      59,924     49,029    38,134     27,241
       175,000           84,837      72,468     60,100    47,731     35,362
       200,000           97,962      83,718     69,475    55,231     40,987
       225,000          111,087      94,968     78,850    62,731     46,612
       250,000          127,682     111,265     94,848    78,432     62,015
       300,000          162,182     145,765    129,348   112,932     96,515
       400,000          231,182     214,765    198,348   181,932    165,515
       450,000          265,682     249,265    232,848   216,432    200,015
       500,000          300,182     283,765    267,348   250,932    234,515

        Mr. Liu has elected to continue under the supplemental retirement agreement previously provided to him which provides for payment of benefits equal to 75% of his base salary, for a period not to exceed 15 years following the date of retirement, and payment to the surviving spouse or dependent children for a period not to exceed 15 years following the date of retirement.

        The following table shows the estimated annual benefits payable under the Supplemental Retirement Plan equal to 75% of the officer's base salary in effect at the date of retirement:

                      Supplemental Retirement Plan Payments
                                 75% SRP Benefit

                                  Years of Service
   Annual Salary     15        20        25          30          35
     125,000      66,881    57,922    48,966      40,009      31,053
     150,000      79,817    68,924    58,029      47,134      36,241
     175,000      95,337    82,968    70,600      58,231      45,862
     200,000     109,962    95,718    81,475      67,231      52,987
     225,000     124,587   108,468    92,350      76,231      60,112
     250,000     142,682   126,265   109,848      93,432      77,015
     300,000     180,182   163,765   147,348     130,932     114,515
     400,000     255,182   238,765   222,348     205,932     189,515
     450,000     292,682   276,265   259,848     243,432     227,015
     500,000     330,182   313,765   297,348     280,932     264,515

        Executive Guaranty Plan: The Board has approved an Executive Guaranty Plan (the Guarantee Plan) for officers of Industries and its principal subsidiary, Utilities. The purpose of the Guaranty Plan is to promote flexibility in financial planning of participating officers and to provide an inducement to new officers in order to retain and attract the best possible executive management team. Under the Guaranty Plan, loans are guaranteed within defined limits, based on salary level and years of service made to participating officers for various specified purposes, including real estate acquisitions and purchases of Industries' Common Stock. As of December 31, 1997, there were no guarantees outstanding.

        Executive Change of Control Agreements: Fourteen executives, including Messrs. Liu, Hoffman, Walker, Franz and Rehrauer have severance agreements with Industries. The severance agreements run for terms of one year (three years in the case of Mr. Liu), subject to automatic renewal unless either party gives notice of non-renewal to the other party at least 60 days prior to the annual renewal date. Each agreement provides for salary continuation and certain other benefits in the event the covered executive is terminated within a three-year period following a change of control. For these purposes, a change of control is as described in Restated Articles of Incorporation of Industries and, in addition, will be deemed to have occurred, if following a merger, consolidation or reorganization, the owners of the capital stock entitled to vote in the election of directors prior to the transaction own less than 75% of the resulting entity's voting stock or during any period of two consecutive years, individuals who, at the beginning of such period constitute the Board of Directors of the parent company, cease for any reason to constitute at least a majority of the Board of Directors of any successor organization. Accordingly, the merger involving Industries, WPL Holdings, Inc. and Interstate Power Company (the "Proposed Merger") will constitute a change of control for purposes of each of the severance agreements. Specifically, the agreements provide that following termination of a covered executive's employment except for just cause, death, retirement, disability or voluntary resignation (other than resignation for "good cause"), the executive's salary will be continued, at a level equal to his/her salary just prior to termination for a period ranging from eighteen to thirty-six months (depending upon the executive involved and, in certain cases, his/her length of service). Additionally, certain benefits will be continued during the applicable severance period, including life and health insurance, and the executive will continue to receive annual incentive award payments equal to the average annual incentive awards paid to executives of the same or comparable designation during the three years prior to the change of control. In the event the executive dies during the severance period, the salary and benefit payments described above shall be payable during the remainder of the term to the executive's surviving spouse or his/her estate. The executive will also become immediately vested and entitled to receive awards of restricted stock or other rights granted to the executive under the Long-Term Incentive Plan. With respect to a covered executive who is age 56 or older at the time of the change of control or under age 56 and has ten or more full years of service at the time of the Change of Control, the severance agreement further provides that the change of control will cause the executive to become fully vested in his/her Supplemental Retirement Plan benefit, and that if the executive is terminated within three years following the change of control, he/she will be able to commence his/her Supplemental Retirement Plan benefit payments on the earlier of the date he/she attains age 65 or the date salary continuation payments cease under his/her severance agreements. Certain amendments were made to the existing severance agreements in 1996. The amendments to the severance agreement for Mr. Liu provide, among other things, that during the applicable severance period Mr. Liu will be entitled to receive payments equal to the average value of both the long-term and the annual incentive awards received by executives of the same or comparable designation during the three years prior to the change of control. In addition, the amendments for all covered executives provide reimbursement, in an amount not to exceed 15% of the executive's base salary, for outplacement services and legal fees incurred by the executive in connection with his/her termination, and also provide severance benefits in the event of certain employment terminations within 180 days prior to a change of control.

        The provisions of the severance agreement covering Mr. Liu have been incorporated into the employment agreement to be executed between Mr. Liu and Interstate Energy Corporation in connection with the Proposed Merger ("Merger Employment Agreement"). After the effective time of the Proposed Merger, Mr. Liu's Merger Employment Agreement will supersede his existing severance agreement.

        These agreements are intended to employ key executives who can approach major business decisions objectively and without concern for their personal situations.

                              EMPLOYMENT AGREEMENT

        IE Industries Inc. and Iowa Electric Light and Power Company, the predecessor companies of Industries and Utilities, entered into an employment agreement ("Employment Agreement") with Lee Liu, which became effective July 1, 1991. The Employment Agreement provides that Mr. Liu shall be employed as President, Chief Executive Officer and Chairman of the Executive Committee of Industries and as Chief Executive Officer and Chairman of Utilities from July 1, 1991 until April 1995, which period shall be automatically extended unless at least six months prior to any expiration thereof either Industries or Utilities or Mr. Liu shall give notice that they do not wish to extend such time (the "Period of Employment"). To date, neither party has given such notice. The Employment Agreement also provides that he shall become Chairman of the Board at such time as C.R.S. Anderson ceases to serve in such position. This occurred on July 1, 1993. The Employment Agreement provides that Mr. Liu shall provide consulting services for three years (the "Period of Consulting") after the conclusion of the Period of Employment.

        During the Period of Employment, Mr. Liu will be paid a base annual salary of at least $275,000, and will be entitled to participate in all incentive compensation plans applicable to the positions he holds and all retirement and employee welfare benefit plans. During the Period of Employment, Mr. Liu's incentive compensation shall be at least equal to that paid to the Chairman of the Board of Industries.

        If Mr. Liu's employment is terminated without his consent during the Period of Employment for other than an unremedied material breach or just cause or by his resignation if such resignation occurs after Industries fails to cause him to be employed in or elected to the positions specified in the Employment Agreement or after a material diminution in his duties, responsibilities or status, then Mr. Liu shall be entitled to an amount equal to the sum of his base annual salary as of the date of termination plus his average incentive compensation during the three years immediately preceding the date of termination multiplied by the number of years (and fractions thereof) then remaining in the Period of Employment. Mr. Liu also would be entitled to continued insurance coverages and an amount equal to the then present value of the actuarially determined difference between the aggregate retirement benefits actually to be received by him as of the date of termination and those that would have been received by him had he continued to be employed at the base salary in effect at termination through the expiration of the Period of Employment. All his shares of restricted stock would also vest at that time.

        During the Period of Consulting, Mr. Liu will make himself available for up to 30 days per year, report to the Chief Executive Officers of Industries and will earn an annual consulting fee equal to 13.33% of his highest annual base salary during his Period of Employment. If Mr. Liu's consulting services are terminated for reasons other than material breach or just cause, he will be entitled to a lump sum payment equal to the amount of the consulting fee he would otherwise have earned during the Period of Consulting.

        The Merger Employment Agreement which Mr. Liu will enter into with Interstate Energy in connection with the Proposed Merger will supersede the Employment Agreement described above.

        Industries entered into an Employment Agreement (Agreement) with Larry D. Root on November 6, 1996. The Agreement provides that Mr. Root shall be employed as President of Industries and Utilities from November 7, 1996 to the earlier of the effective date of the Proposed Merger or May 5, 1998. During the period of employment, Mr. Root will be paid a base salary of $28,000 per month.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Beneficial Owners

        Set forth below is certain information with respect to beneficial ownership of Common Stock by each person know by Industries, as of March 1, 1998, to own 5% or more of the outstanding Common Stock of Industries.

                                 Amount and Nature of          Percent of
   Name of Beneficial Owner      Beneficial Ownership(1)        Class(1)

   WPL Holdings, Inc...........       5,861,115                   16.0%
   Interstate Power Company....       5,861,115                   16.0%

   (1) By reason of the Stock Option Agreements, executed concurrently with the Merger Agreement, each of WPLH and IPC may be deemed to have sole voting and dispositive power with respect to the shares listed above which are subject to their respective options from Industries and, accordingly, each of WPLH and IPC may be deemed to beneficially own all of such shares (assuming exercise of its option and the nontriggering of the other party's right to exercise its option for Common Stock). However, each of WPLH and IPC expressly disclaim any beneficial ownership of such shares because such options are exercisable only in certain circumstances.

   Management

        Set forth below is certain information with respect to beneficial ownership of the Common Stock of Industries as of March 1, 1998, by each current director, certain executive officers and by all current directors and executive officers of Industries and Utilities as a group.

                                 Amount and Nature of          Percent of
   Name of Beneficial Owner      Beneficial Ownership(1)        Class(1)

   C.R.S. Anderson............       20,300                        *
   J. Wayne Bevis.............        1,800                        *
   John F. Franz, Jr..........       17,068                        *
   James E. Hoffman...........       10,265                        *
   Lee Liu....................       43,515                        *
   Jack R. Newman.............        1,300                        *
   Robert D. Ray..............        2,800                        *
   David Q. Reed..............        5,302                        *
   Harold W. Rehrauer.........        9,953                        *
   Larry D. Root..............       17,733                        *
   Henry Royer................        8,887                        *
   Robert W. Schlutz..........        3,135                        *
   Thomas M. Walker...........        1,000                        *
   Anthony R. Weiler..........        4,037                        *
   All Executive Officers
    and Directors of Industries
    and Utilities as a group
    (19 persons)..............      170,272                        *
   __________________________

   * Less than one percent of the total outstanding shares of Industries' Common Stock.

   (1) Includes ownership of shares by family members even though beneficial ownership of such shares may be disclaimed.

   Item 13.  Certain Relationships and Related Transactions

        Director Jack R. Newman serves as legal counsel to Utilities on nuclear issues. Mr. Newman's firm, Morgan, Lewis & Bockius, has also provided legal services to Industries and Utilities related to the Proposed Merger.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (a)  1.   Financial Statements (Included in Part II of this report) -

                                                                   Page
                          Description                             Number

    Report of Independent Public Accountants                        36

    Consolidated Statements of Income
    for the years ended December 31, 1997, 1996 and 1995            37

    Consolidated Statements of Retained Earnings
    for the years ended December 31, 1997, 1996 and 1995            37

    Consolidated Balance Sheets
    at December 31, 1997 and 1996                                38 - 39

    Consolidated Statements of Capitalization
    at December 31, 1997 and 1996                                   40

    Consolidated Statements of Cash Flows
    for the years ended December 31, 1997, 1996 and 1995            41

    Notes to Consolidated Financial Statements                   42 - 62

   (a)  2.   Financial Statement Schedules  (Included in Part IV of this report) -

             Schedule II -   Valuation and Qualifying Accounts and Reserves
                    for the years ended December 31, 1997, 1996 and 1995    81

             Other schedules are omitted as not required under Rules of Regulation S-X


   (a)  3.   Exhibits Required by Securities and Exchange Commission
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

      3(b)   Bylaws of Industries, as amended February 4, 1997. (Filed as
             Exhibit 3(c) to Industries' Form 10-K for the year 1997 (File No. 1-9187)).

      4(a) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between Utilities (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (Filed as Exhibit 4(c) to IE's Form 10-Q for the quarter ended September 30, 1993).

      4(b)   Supplemental Indentures to the Mortgage:

                                    IE/Utilities/Industries
     Number       Dated as of            File Reference       Exhibit
    First     October 1, 1993      Form 10-Q, 11/12/93        4(d)
    Second    November 1, 1993     Form 10-Q, 11/12/93        4(e)
    Third     March 1, 1995        Form 10-Q, 5/12/95         4(b)
    Fourth    September 1, 1996    Form 8-K, 9/19/96          4(c)(i)
    Fifth     April 1, 1997        Form 10-Q, 5/14/97         4(a)

      4(c) Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between Utilities (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (Filed as Exhibit 2(a) to IE's Registration Statement, File No. 2-25347).

       4(d)  Supplemental Indentures to the 1940 Indenture:

      Number            Dated as of        IE/Utilities File    Exhibit
                                              Reference

    First              March 1, 1941         2-25347               2(a)
    Second             July 15, 1942         2-25347               2(a)
    Third              August 2, 1943        2-25347               2(a)
    Fourth             August 10, 1944       2-25347               2(a)
    Fifth              November 10, 1944     2-25347               2(a)
    Sixth              August 8, 1945        2-25347               2(a)
    Seventh            July 1, 1946          2-25347               2(a)
    Eighth             July 1, 1947          2-25347               2(a)
    Ninth              December 15, 1948     2-25347               2(a)
    Tenth              November 1, 1949      2-25347               2(a)
    Eleventh           November 10, 1950     2-25347               2(a)
    Twelfth            October 1, 1951       2-25347               2(a)
    Thirteenth         March 1, 1952         2-25347               2(a)
    Fourteenth         November 5, 1952      2-25347               2(a)
    Fifteenth          February 1, 1953      2-25347               2(a)
    Sixteenth          May 1, 1953           2-25347               2(a)
    Seventeenth        November 3, 1953      2-25347               2(a)
    Eighteenth         November 8, 1954      2-25347               2(a)
    Nineteenth         January 1, 1955       2-25347               2(a)
    Twentieth          November 1, 1955      2-25347               2(a)
    Twenty-first       November 9, 1956      2-25347               2(a)
    Twenty-second      November 6, 1957      2-25347               2(a)
    Twenty-third       November 4, 1958      2-25347               2(a)
    Twenty-fourth      November 3, 1959      2-25347               2(a)
    Twenty-fifth       November 1, 1960      2-25347               2(a)
    Twenty-sixth       January 1, 1961       2-25347               2(a)
    Twenty-seventh     November 7, 1961      2-25347               2(a)
    Twenty-eighth      November 6, 1962      2-25347               2(a)
    Twenty-ninth       November 5, 1963      2-25347               2(a)
    Thirtieth          November 4, 1964      2-25347               2(a)
    Thirty-first       November 2, 1965      2-25347               2(a)
    Thirty-second      September 1, 1966     Form 10-K, 1966       4.10
    Thirty-third       November 30, 1966     Form 10-K, 1966       4.10
    Thirty-fourth      November 7, 1967      Form 10-K, 1967       4.10
    Thirty-fifth       November 5, 1968      Form 10-K, 1968       4.10
    Thirty-sixth       November 1, 1969      Form 10-K, 1969       4.10
    Thirty-seventh     December 1, 1970      Form 8-K, 12/70       1
    Thirty-eighth      November 2, 1971      2-43131               2(g)
    Thirty-ninth       May 1, 1972           Form 8-K, 5/72        1
    Fortieth           November 7, 1972      2-56078               2(i)
    Forty-first        November 7, 1973      2-56078               2(j)
    Forty-second       September 10, 1974    2-56078               2(k)
    Forty-third        November 5, 1975      2-56078               2(l)
    Forty-fourth       July 1, 1976          Form 8-K, 7/76        1
    Forty-fifth        November 1, 1976      Form 8-K, 12/76       1
    Forty-sixth        December 1, 1977      2-60040               2(o)
    Forty-seventh      November 1, 1978      Form 10-Q, 6/30/79    1
    Forty-eighth       December 1, 1979      Form S-16, 2-65996    2(q)
    Forty-ninth        November 1, 1981      Form 10-Q, 3/31/82    2
    Fiftieth           December 1, 1980      Form 10-K, 1981       4(s)
    Fifty-first        December 1, 1982      Form 10-K, 1982       4(t)
    Fifty-second       December 1, 1983      Form 10-K, 1983       4(u)
    Fifty-third        December 1, 1984      Form 10-K, 1984       4(v)
    Fifty-fourth       March 1, 1985         Form 10-K, 1984       4(w)
    Fifty-fifth        March 1, 1988         Form 10-Q, 5/12/88    4(b)
    Fifty-sixth        October 1, 1988       Form 10-Q, 11/10/88   4(c)
    Fifty-seventh      May 1, 1991           Form 10-Q, 8/13/91    4(d)
    Fifty-eighth       March 1, 1992         Form 10-K, 1991       4(c)
    Fifty-ninth        October 1, 1993       Form 10-Q, 11/12/93   4(a)
    Sixtieth           November 1, 1993      Form 10-Q, 11/12/93   4(b)
    Sixty-first        March 1, 1995         Form 10-Q, 5/12/95    4(a)
    Sixty-second       September 1, 1996     Form 8-K, 9/19/96     4(f)
    Sixty-third        April 1, 1997         Form 10-Q, 5/14/97    4(b)

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

        4(g) Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between Utilities and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (Filed as
             Exhibit 4(i) to Utilities' Amendment No. 1 to Registration Statement, File No. 33-62259).

        4(h) Indenture (For Senior Unsecured Debt Securities), dated as of
             August 1, 1997, between Utilities and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(j) to Utilities' Registration Statement, File No. 333-32097).

        4(i) Commercial Paper Dealer Agreement, dated as of November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc. (Filed as Exhibit 4(c) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

        4(j) First Amendment, dated as of March 24, 1997, to the Commercial
             Paper Dealer Agreement, dated as of November 9, 1994, between IES Diversified Inc. and Citicorp Securities, Inc. (Filed as
             Exhibit 4(d) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

        4(k) 3-Year Credit Agreement dated as of October 20, 1997 among IES
             Diversified Inc. as Borrower, certain banks, First Chicago Capital Markets, Inc. as Syndication Agent and Citibank, N.A. as Agent. (Filed as Exhibit 4(f) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

        4(l) 364-Day Credit Agreement dated as of October 20, 1997 among IES
             Diversified Inc. as Borrower, certain banks, First Chicago Capital Markets, Inc. as Syndication Agent and Citibank, N.A. as Agent. (Filed as Exhibit 4(g) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

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

   Management Contracts and/or Compensatory Plans (Exhibits 10(h) through
   10(x))

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

       10(r) Amendments to Management Incentive Compensation Plan.  (Filed as
             Exhibit 10(y) to Industries' Form 10-Q for the quarter ended March 31, 1990).

       10(s) Director Retirement Plan.  (Filed as Exhibit 10(b) to
             Industries' Form 10-Q for the quarter ended June 30, 1997 (File No. 1-9187)).

       10(t) IES Industries Inc. Grantor Trust for Director Retirement Plan.
             (Filed as Exhibit 10(c) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

       10(u) IES Industries Inc. Grantor Trust for Deferred Compensation
             Agreements. (Filed as Exhibit 10(d) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

       10(v) IES Industries Inc. Grantor Trust for Supplemental Retirement
             Agreements. (Filed as Exhibit 10(e) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

       10(w) IES Utilities Inc. Grantor Trust for Deferred Compensation
             Agreements. (Filed as Exhibit 10(f) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

       10(x) IES Utilities Inc. Grantor Trust for Supplemental Retirement
             Agreements. (Filed as Exhibit 10(g) to Industries' Form 10-Q for the quarter ended September 30, 1997 (File No. 1-9187)).

       10(y) IES Industries Inc. Shareholders' Rights Plan.  (Filed as
             Exhibit I-2 to Industries' Registration Statement on Form 8-A filed November 13, 1991).

       10(z) Lease and Security Agreement, dated October 1, 1993, between IES
             Diversified Inc., as lessee, and Sumitomo Bank Leasing and Finance, Inc., as lessor. (Filed as Exhibit 10(z) to Industries' Form 10-K for the year 1993).

      10(aa) Receivables Purchase and Sale Agreement dated as of June 30,
             1989, as Amended and Restated as of February 28, 1997, among IES Utilities Inc. (as Seller) and CIESCO L.P. (as the Investor) and Citicorp North America, Inc. (as Agent). (Filed as Exhibit 10(a) to Industries' Form 10-Q for the quarter ended March 31, 1997 (File No. 1-9187)).

      10(ab) Guaranty (IES Utilities Trust No. 1994-A) from IES Utilities
             Inc., dated as of June 29, 1994. (Filed as Exhibit 10(b) to Utilities' Form 10-Q for the quarter ended June 30, 1994 (File No. 0-4117-1)).

      10(ac) Copy of Coal Supply Agreement, dated July 27, 1977, between IS and Sunoco Energy Development Co. (former parent of Cordero Mining Co.), and letter memorandum thereto, dated October 29, 1984, relating to the purchase of coal supplies for the fuel requirements at the Ottumwa Generating Station. (Filed as Exhibit 10-A-4 to File No. 33-3995).


    *21      Subsidiaries of the Registrant

    *23      Consent of Independent Public Accountants


    *27      Financial Data Schedule

    Note: Pursuant to (b)(4)(iii)(A) of Item 601 of Regulation S-K,
          Industries has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt that has not been registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of Industries but hereby agrees to furnish to the Commission on request any such instruments.



   (a)  4.   Unaudited Pro Forma Combined Financial Information of Interstate
             Energy Corporation:

             Unaudited Pro Forma Combined Balance Sheet at December 31, 1997
                                                                      83 - 84

             Unaudited Pro Forma Combined Statements of Income for the
             years ended December 31, 1997, 1996 and 1995             85 - 87

             Notes to Unaudited Pro Forma Combined Financial Statements
                                                                      88 - 91


    (b)      Reports on Form 8-K for IES Industries Inc. -


                                    Financial
               Items Reported       Statements        Date of Report

                     5*               None             October 30, 1997

        * Reporting that the Board of Directors authorized management to pursue and propose additional foreign investments, not to exceed $300,000,000, in Brazil, which is undergoing a privatization of its electric companies.

                               IES INDUSTRIES INC.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


          Column A                            Column B    Column E

                                              Balance      Balance
        Description                          January 1   December 31
                                                  (in thousands)

   VALUATION AND QUALIFYING ACCOUNTS WHICH ARE DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY:


   IES Utilities Inc.:
   Accumulated Provision for Uncollectible
    Accounts:
     Year ended December 31, 1997          $      757  $      854
                                               ======      ======
     Year ended December 31, 1996          $      676  $      757
                                               ======      ======
     Year ended December 31, 1995          $      650  $      676
                                               ======      ======
   Non-utility Subsidiaries:
   Accumulated Provision for Uncollectible
    Accounts:
     Year ended December 31, 1997          $      774  $      199
                                               ======      ======
     Year ended December 31, 1996          $      685  $      774
                                               ======      ======
     Year ended December 31, 1995          $      372  $      685
                                               ======      ======


   Note: The above provisions relate to various customer, notes and other receivable balances included in several line items on Industries' Consolidated Balance Sheets.


   OTHER RESERVES:

   IES Utilities Inc.:
   Accumulated Provision for Rate Refunds
     Year ended December 31, 1997          $     -     $     -
                                               ======      ======
     Year ended December 31, 1996          $      106  $     -
                                               ======      ======
     Year ended December 31, 1995          $     -     $      106
                                               ======      ======

   IES Utilities Inc.:
   Accumulated Provision for Merchandise
   Warranty, Property Insurance, Injuries
   and Damages, Workmen's Compensation
   and Other Miscellaneous Claims
     Year ended December 31, 1997           $   2,694   $   3,508
                                               ======      ======
     Year ended December 31, 1996           $   2,876   $   2,694
                                               ======      ======
     Year ended December 31, 1995           $   2,516   $   2,876
                                               ======      ======

                          INTERSTATE ENERGY CORPORATION
                     (doing business as Alliant Corporation)


                UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS


   The unaudited pro forma combined financial statements for Interstate Energy Corporation (Merged Company) combine the historical consolidated balance sheets and statements of income of IES Industries Inc. (IES), Interstate Power Company (IPC) and WPL Holdings, Inc. (WPLH) as adjusted by various pro forma adjustments identified in Note 1. All material adjustments known at this time which impact the reporting periods shown have been included. The combination of WPLH, IES and IPC is referred to herein as the "Merger."

   These pro forma combined financial statements set forth the restated combined financial data that will be presented for future comparative financial data for the Merged Company. The pro forma balance sheet that will be filed with the Securities and Exchange Commission following consummation of the Merger will also include an additional pro forma adjustment for certain merger-related costs to be recorded upon completion of the Merger.

   These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The historical data for WPLH have been adjusted to reflect the restatement of such data to account for certain discontinued operations as discussed in Note 6.

   The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position.


                                                    INTERSTATE ENERGY CORPORATION
                                             UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                                                          December 31, 1997
                                                           (In thousands)
                                                                                       Pro Forma
   ASSETS                               WPLH                                          Adjustments        Pro Forma
                                    (As Reported)         IES             IPC        (See Note 1)        Combined
   UTILITY PLANT
     Electric                         $1,790,641       $2,072,866      $869,715       $      -          $4,733,222
     Gas                                 237,856          187,098        70,201              -             495,155
     Other                               220,679          145,716             -              -             366,395
                                       ---------        ---------     ---------       --------           ---------
       Total                           2,249,176        2,405,680       939,916              -           5,594,772
     Less: Accumulated provision
      for depreciation                 1,065,726        1,115,261       450,595              -           2,631,582
     Construction work in progress        42,312           38,923         5,276              -              86,511
     Nuclear fuel--net                    19,046           36,731             -              -              55,777
                                       ---------        ---------     ---------       --------           ---------
       Net utility plant               1,244,808        1,366,073       494,597              -           3,105,478

   OTHER PROPERTY, PLANT
    AND EQUIPMENT
     ---NET AND OTHER INVESTMENTS        139,548          319,657         4,746           (125)            463,826
   CURRENT ASSETS
     Cash and cash equivalents            13,987           10,143         2,897            302              27,329
     Accounts receivable ---net           78,082           52,295        27,061         12,489             169,927
     Fossil fuel inventories, at
       average cost                       18,857           10,579        11,220              -              40,656
     Materials and supplies, at
       average cost                       19,274           24,274         6,297              -              49,845
     Prepayments and other                42,808           69,920        15,035         (3,278)            124,485
                                       ---------        ---------     ---------       --------           ---------
        Total current assets             173,008          167,211        62,510          9,513             412,242
   EXTERNAL DECOMMISSIONING
    FUND                                 112,356           77,882             -              -             190,238
   INVESTMENT IN MCLEODUSA
    INC.                                       -          326,582         1,440              -             328,022
   DEFERRED CHARGES AND
    OTHER                                192,087          199,814        75,456        (15,442)            451,915
                                       ---------        ---------      --------       --------           ---------
      TOTAL ASSETS                    $1,861,807       $2,457,219      $638,749        ($6,054)         $4,951,721
                                       =========        =========      ========       ========           =========

   See accompanying Notes to Unaudited Pro Forma Combined Financial
   Statements.

                                                    INTERSTATE ENERGY CORPORATION
                                       UNAUDITED PRO FORMA COMBINED BALANCE SHEET (Continued)
                                                          December 31, 1997
                                                           (In thousands)
                                                                                       Pro Forma
   CAPITALIZATION AND LIABILITIES       WPLH                                          Adjustments        Pro Forma
                                    (As Reported)         IES             IPC        (See Note 1)        Combined
   CAPITALIZATION
     Common Stock Equity:
      Common stock                          $308        $       -       $34,163      ($33,706)                $765
      Other stockholders' equity         607,275          818,133       181,457         38,404           1,645,269
                                       ---------        ---------     ---------      ---------           ---------
        Total common stock equity        607,583          818,133       215,620          4,698           1,646,034
     Preferred stock not mandatorily
       redeemable                         59,963           18,320        10,819              -              89,102
     Preferred stock mandatory
       sinking fund                            -                -        24,267              -              24,267
     Long-term debt---net                457,520          845,189       165,194              -           1,467,903
                                       ---------        ---------     ---------       --------           ---------
        Total capitalization           1,125,066        1,681,642       415,900          4,698           3,227,306
   CURRENT LIABILITIES
     Current maturities, sinking funds,
       and capital lease obligations      11,528           13,684         6,314              -              31,526
     Commercial paper, notes payable
       and other                         123,095                -        33,500              -             156,595
     Variable rate demand bonds           56,975                -             -              -              56,975
     Accounts payable and accruals        91,175           78,702        13,208          9,549             192,634
     Taxes accrued                           412           62,432        16,014             65              78,923
     Other accrued liabilities            55,987           67,174        12,445         (2,468)            133,138
                                       ---------        ---------     ---------      ---------           ---------
        Total current liabilities        339,172          221,992        81,481          7,146             649,791
   OTHER LIABILITIES
     Deferred income taxes               253,519          372,837       104,670              -             731,026
     Deferred investment tax credits      35,039           31,838        15,985              -              82,862
     Accrued environmental remediation
      costs                                9,238           46,989         5,794              -              62,021
     Capital lease obligations                 -           23,548            86              -              23,634
     Other liabilities and deferred
      credits                             99,773           78,373        14,833        (17,898)            175,081
                                       ---------        ---------     ---------      ---------           ---------
        Total other liabilities          397,569          553,585       141,368        (17,898)          1,074,624
                                       ---------        ---------     ---------      ---------           ---------
      TOTAL CAPITALIZATION AND
        LIABILITIES                   $1,861,807       $2,457,219      $638,749        ($6,054)         $4,951,721
                                       =========        =========     =========      =========           =========

   See accompanying Notes to Unaudited Pro Forma Combined Financial
   Statements.

                                                    INTERSTATE ENERGY CORPORATION
                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                              (In thousands, except per share amounts)
                                                                                       Pro Forma
                                        WPLH                                          Adjustments        Pro Forma
                                    (As Reported)         IES             IPC        (See Note 1)        Combined
   Operating Revenues
     Electric utility                   $634,143         $604,270      $277,340      $       -          $1,515,753
     Gas utility                         155,883          183,517        54,507              -             393,907
     Other                               129,229          142,912             -        118,826             390,967
                                       ---------        ---------     ---------      ---------           ---------
       Total operating revenues          919,255          930,699       331,847        118,826           2,300,627
   Operating Expenses
     Electric and steam production
      fuels                              116,812          108,344        55,402              -             280,558
     Purchased power                     125,438           74,098        56,770              -             256,306
     Cost of gas sold                     99,267          126,631        33,324              -             259,222
     Other operation                     254,796          231,481        64,685        119,306             670,268
     Maintenance                          48,058           57,185        17,782             96             123,121
     Depreciation and amortization       111,289          114,122        31,676            245             257,332
     Taxes other than income taxes        34,988           51,701        16,708              -             103,397
                                        --------        ---------     ---------      ---------           ---------
       Total operating expenses          790,648          763,562       276,347        119,647           1,950,204
                                        --------        ---------     ---------      ---------           ---------
   Operating Income                      128,607          167,137        55,500          (821)             350,423

   Other Income (Expense)
     Allowance for funds used
        during construction                2,775            2,309           190              -               5,274
     Other income and deductions, net      4,432            1,850         6,772            856              13,910
                                         -------          -------       -------        -------            --------
       Total other income (expense)        7,207            4,159         6,962            856              19,184
   Interest Charges                       42,535           64,383        15,610             35             122,563
                                         -------          -------       -------        -------            --------
   Income from Continuing Operations
      before Income Taxes and
      Preferred Dividends                 93,279          106,913        46,852              -             247,044
   Income Taxes                           28,715           39,662        17,684              -              86,061
   Preferred Dividends of
      Subsidiaries (Note 2)                3,310              914         2,469              -               6,693
                                         -------          -------       -------        -------            --------
   Income from Continuing
      Operations                         $61,254          $66,337       $26,699       $      -            $154,290
                                         =======          =======       =======        =======            ========
   Average Common Shares
      Outstanding                         30,782           30,380         9,725          5,323              76,210
   Earnings per Share of Common
      Stock from Continuing
      Operations (Basic and diluted)       $1.99            $2.18         $2.74            N/A               $2.02
                                          ======           ======        ======         ======            ========

   See accompanying Notes to Unaudited Pro Forma Combined Financial
   Statements.

                                                    INTERSTATE ENERGY CORPORATION
                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                FOR THE YEAR ENDED DECEMBER 31, 1996
                                              (In thousands, except per share amounts)
                                                                                       Pro Forma
                                        WPLH                                          Adjustments        Pro Forma
                                    (As Reported)         IES             IPC        (See Note 1)        Combined
   Operating Revenues
     Electric utility                   $589,482         $574,273      $276,620      $       -          $1,440,375
     Gas utility                         165,627          273,979        49,464       (113,115)            375,955
     Other                               177,735          125,660             -        113,115             416,510
                                       ---------        ---------     ---------       --------           ---------
       Total operating revenues          932,844          973,912       326,084              -           2,232,840
   Operating Expenses
     Electric and steam production fuels 114,470           84,579        57,560              -             256,609
     Purchased power                      81,108           88,350        61,556              -             231,014
     Cost of gas sold                    104,830          217,351        31,617       (113,474)            240,324
     Other operation                     317,608          212,501        51,707        113,474             695,290
     Maintenance                          46,492           49,001        16,164              -             111,657
     Depreciation and amortization        90,683          107,393        31,087              -             229,163
     Taxes other than income taxes        34,603           48,171        16,064              -              98,838
                                       ---------        ---------     ---------       --------           ---------
       Total operating expenses          789,794          807,346       265,755              -           1,862,895
                                       ---------        ---------     ---------       --------           ---------
   Operating Income                      143,050          166,566        60,329              -             369,945
   Other Income (Expense)
     Allowance for funds used
        during construction                3,208            2,103           263              -               5,574
     Other income and deductions, net     14,098           (4,591)        2,336              -              11,843
                                       ---------        ---------     ---------       --------           ---------
       Total other income (expense)       17,306           (2,488)        2,599              -              17,417
   Interest Charges                       42,027           54,822        16,472              -             113,321
                                       ---------        ---------     ---------       --------           ---------
   Income from Continuing Operations
     before Income Taxes and
     Preferred Dividends                 118,329          109,256        46,456              -             274,041
   Income Taxes                           41,814           47,435        18,133              -             107,382
   Preferred Dividends of
     Subsidiaries (Note 2)                 3,310              914         2,463              -               6,687
                                       ---------        ---------     ---------       --------           ---------
   Income from Continuing
     Operations (Notes 3 and 6)          $73,205          $60,907       $25,860      $       -            $159,972
                                       =========        =========     =========       ========           =========
   Average Common Shares
     Outstanding                          30,790           29,861         9,594          5,236              75,481
   Earnings per Share of Common
     Stock from Continuing
     Operations (Basic and diluted)        $2.38            $2.04         $2.69            N/A               $2.12
                                         =======          =======       =======         ======             =======


   See accompanying Notes to Unaudited Pro Forma Combined Financial
   Statements.

                                                    INTERSTATE ENERGY CORPORATION
                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                FOR THE YEAR ENDED DECEMBER 31, 1995
                                              (In thousands, except per share amounts)
                                                                                       Pro Forma
                                        WPLH                                          Adjustments        Pro Forma
                                    (As Reported)         IES             IPC        (See Note 1)        Combined

   Operating Revenues
      Electric utility                  $546,324         $560,471      $274,873       $      -           $1,381,668
      Gas utility                        139,165          190,339        43,669        (53,047)            320,126
      Other                              121,766          100,200             -         53,047             275,013
                                       ---------        ---------     ---------      ---------           ---------
        Total operating revenues         807,255          851,010       318,542              -           1,976,807
   Operating Expenses
      Electric and steam production
        fuels                            116,488           96,256        62,164              -             274,908
      Purchased power                     44,940           66,874        57,566              -             169,380
      Cost of gas sold                    84,002          141,716        25,888        (50,519)            201,087
      Other operation                    252,722          199,768        44,581         50,519             547,590
      Maintenance                         42,043           46,093        14,881              -             103,017
      Depreciation and amortization       86,319           97,958        29,560              -             213,837
      Taxes other than income taxes       34,188           49,011        15,990              -              99,189
                                       ---------        ---------     ---------      ---------           ---------
        Total operating expenses         660,702          697,676       250,630              -           1,609,008
                                       ---------        ---------     ---------      ---------           ---------
   Operating Income                      146,553          153,334        67,912              -             367,799
   Other Income (Expense)
      Allowance for funds used
          during construction              2,088            3,424           341              -               5,853
      Other income and deductions, net     5,954            1,548        (4,008)             -               3,494
                                       ---------        ---------     ---------      ---------           ---------
           Total other income (expense)    8,042            4,972        (3,667)             -               9,347
   Interest Charges                       43,559           50,727        17,136              -             111,422
                                       ---------        ---------     ---------      ---------           ---------
   Income from Continuing Operations
      before Income Taxes and
      Preferred Dividends                111,036          107,579        47,109              -             265,724
   Income Taxes                           36,108           42,489        19,453              -              98,050
   Preferred Dividends of
      Subsidiaries (Note 2)                3,310              914         2,458              -               6,682
                                       ---------        ---------     ---------      ---------           ---------
   Income from Continuing
      Operations (Note 6)                $71,618          $64,176       $25,198     $        -            $160,992
                                       =========        =========     =========      =========           =========
   Average Common Shares
      Outstanding                         30,774           29,202         9,564          5,140              74,680
   Earnings per Share of Common
      Stock from Continuing
      Operations (Basic and diluted)       $2.33            $2.20         $2.63             N/A              $2.16
                                       =========        =========     =========      =========           =========


   See accompanying Notes to Unaudited Pro Forma Combined Financial
   Statements

                          INTERSTATE ENERGY CORPORATION
                          NOTES TO UNAUDITED PRO FORMA
                          COMBINED FINANCIAL STATEMENTS

   1.  Pro Forma Adjustments

                                                                         Merged
                                   Consolidation     Eliminations       Company            IPC             IES
                                        of               for          Common Stock      Unbilled         Pension         Total
   December 31, 1997 BALANCE       IEA-HES LLC       IEA-HES LLC       Adjustment        Revenue        Liability      Pro Forma
     SHEET                          (Note 1(a))      (Note 1(b))      (Note 1(c))      (Note 1(d)      (Note 1(e))    Adjustments
   ASSETS
   OTHER PROPERTY, PLANT AND
     EQUIP -- NET AND OTHER
     INVESTMENTS                         $3,458          ($3,583)        $      -        $      -        $       -       ($125)
   CURRENT ASSETS
    Cash and cash equivalents             3,308           (3,006)               -               -                -         302
    Accounts receivable -- net            8,932           (1,965)               -           5,522                -      12,489
    Prepayments and other                     2                -                -          (3,280)               -      (3,278)
                                        -------         --------         --------        --------         --------   ---------
      Total current Assets               12,242           (4,971)               -           2,242                -       9,513
   DEFERRED CHARGES AND OTHER                 -                -                -           2,456          (17,898)    (15,442)
                                        -------         --------         --------        --------         --------   ---------
    TOTAL ASSETS                        $15,700          ($8,554)               -          $4,698         ($17,898)    ($6,054)
                                        =======        =========         ========        ========         ========   =========

   CAPITALIZATION AND
    LIABILITIES
   CAPITALIZATION
    Common Stock Equity:
      Common stock                     $      -         $      -         ($33,706)     $        -        $       -    ($33,706)
      Other stockholders' equity          3,583           (3,583)          33,706           4,698                -      38,404
                                       --------          -------         --------       ---------         --------    --------
       Total common stock equity          3,583           (3,583)               -           4,698                -       4,698
   CURRENT LIABILITIES
    Accounts payable and
     accruals                            11,514           (1,965)               -               -                -       9,549
    Taxes accrued                            65                -                -               -                -          65
    Other accrued liabilities               538           (3,006)               -               -                -      (2,468)
                                       --------         --------         --------       ---------        ---------   ---------
      Total current liabilities          12,117           (4,971)               -               -                -       7,146
   OTHER LIABILITIES
    Other liabilities and
     deferred credits                         -                -                -               -          (17,898)    (17,898)
                                        -------         --------         --------        --------         --------   ---------
      Total other liabilities                 -                -                -               -          (17,898)    (17,898)
                                        -------         --------         --------        --------         --------   ---------
   TOTAL CAPITALIZATION AND
     LIAB.                              $15,700          ($8,554)       $       -          $4,698         ($17,898)    ($6,054)
                                        =======         ========         ========        ========         ========   =========

                                                                     Merged
                                Consolidation    Eliminations        Company
                                     of               for         Common Stock         Total
                                IEA-HES LLC       IEA-HES LLC      Adjustment        Pro Forma
   1997 INCOME STATEMENT         (Note 1(a))      (Note 1(b))      (Note 1(c))      Adjustments
   OPERATING REVENUES:
    Gas Utility                     $      -      $        -        $        -         $     -
    Other                            118,826               -                 -          118,826
                                    --------       ---------         ---------          -------
      Total operating
       revenues                      118,826               -                 -          118,826
   OPERATING EXPENSES:
    Cost of gas sold                       -               -                 -                -
    Other operation                  119,306               -                 -          119,306
    Maintenance                           96               -                 -               96
    Depreciation and
     amortization                        245               -                 -              245
                                    --------       ---------        ----------         --------
      Total operating
       expenses                      119,647               -                 -          119,647
   OPERATING INCOME
   OTHER INCOME (EXPENSE)               (821)              -                 -             (821)
    Other income and
     deductions, net                      61             795                 -              856
                                   ---------       ---------         ---------         --------
      Total other income
       (expense)                          61             795                 -              856
   INTEREST CHARGES                       35               -                 -               35
                                   ---------       ---------         ---------         --------
   INCOME FROM CONTINUING
    OPER.                              ($795)           $795              $  -        $       -
                                   =========       =========         =========         ========
   AVERAGE COMMON SHARES                   -               -             5,323            5,323


                                        Merged
                                        Company
                                     Common Stock           IEA               Total
                                      Adjustment       Gas Activity         Pro Forma
    1996 INCOME STATEMENT             (Note 1(c))       (Note 1(f))        Adjustments

    OPERATING REVENUES:

     Gas Utility                        $      -          ($113,115)          ($113,115)

     Other                                     -            113,115             113,115
                                         -------           --------            --------
     Total operating revenues                  -                  -                   -

    OPERATING EXPENSES:
     Cost of gas sold                          -           (113,474)           (113,474)

     Other operation                           -            113,474             113,474
                                         -------           --------            --------
     Total operating expenses                  -                  -                   -
                                         -------           --------            --------
    INCOME FROM CONTINUING
     OPERATIONS                         $      -          $       -           $       -
                                         =======           ========            ========
    AVERAGE COMMON SHARES                  5,236                  -               5,236


                                        Merged
                                        Company
                                     Common Stock           IEA               Total
                                      Adjustment       Gas Activity         Pro Forma
    1995 INCOME STATEMENT             (Note 1(c))       (Note 1(f))        Adjustments
    OPERATING REVENUES:
     Gas utility                        $      -           ($53,047)           ($53,047)
     Other                                     -             53,047              53,047
                                        --------           --------            --------
     Total operating revenues                  -                  -                   -

    OPERATING EXPENSES:
     Cost of gas sold                          -            (50,519)            (50,519)
     Other operation                           -             50,519              50,519
                                        --------           --------            --------
     Total operating expenses                  -                  -                   -
                                        --------           --------            --------
    INCOME FROM CONTINUING
     OPERATIONS                         $      -           $      -            $      -
                                        ========           ========            ========
    AVERAGE COMMON SHARES                  5,140                  -               5,140



   (a)  Consolidation of IEA-HES L.L.C.
   In January 1997, IES and WPLH formed a gas marketing joint venture named IEA-HES L.L.C. Pursuant to the applicable accounting rules, IES and WPLH each accounted for this joint venture in 1997 under the equity method of accounting with their investment recorded on the balance sheet in "Other Property, Plant and Equipment -- Net and Other Investments" and their allocated portion of earnings on the income statement in "Other Income and Deductions, Net". This pro forma adjustment reflects the financial results of IEA-HES L.L.C. as a consolidated subsidiary.
   (b)  Eliminations for IEA-HES L.L.C.
   This pro forma adjustment reflects the elimination of intercompany balances of IEA-HES L.L.C. and also eliminates the equity investments of IES and WPLH and their allocated portion of revenues and expenses.
   (c)  Merged Company Common Stock Adjustment
   The pro forma combined financial statements reflect the conversion of each share of IES Common Stock (no par value) outstanding into 1.14 shares of Merged Company Common Stock ($.01 par value) and the conversion of each share of IPC Common Stock ($3.50 par value) into 1.11 shares of Merged Company Common Stock ($.01 par value), and the continuation of each share of WPLH Common Stock ($.01 par value) outstanding as one share of Merged Company Common Stock, as provided in the Merger Agreement. The pro forma adjustment to common stock equity restates the common stock account to equal par value for all shares to be issued ($.01 par value per share of Merged Company Common Stock) and reclassifies the excess to other stockholders' equity. The average number of shares of common stock used for calculating per share amounts is based on the exchange ratios shown below.

                              As         Pro           As           Pro           As
                Exchange   reported     forma       reported       forma        reported      Pro forma
                 Ratio     12/31/97    12/31/97     12/31/96      12/31/96      12/31/95       12/31/95
    WPLH           N/A      30,782      30,782       30,790        30,790        30,774         30,774
    IES           1.14      30,380      34,633       29,861        34,042        29,202         33,290
    IPC           1.11       9,725      10,795        9,594        10,649         9,564         10,616


   The number of shares of common stock at December 31, 1997 used for calculating the par value of common stock is based on the exchange ratios shown below.

               Exchange     As reported     Pro forma
                 Ratio       12/31/97       12/31/97

    WPLH           N/A         30,789         30,789
    IES           1.14         30,577         34,858
    IPC           1.11          9,761         10,835

   (d)  IPC Unbilled Revenues
   The financial results of IPC do not include accrued revenues for services rendered but unbilled at month-end. The pro forma adjustment reflects the impact of adopting unbilled revenues, including the tax impact of the adoption. The change is being implemented to conform to the method currently utilized by WPLH and IES.
   (e)  IES Pension Liability
   The accrued pension liability (and offsetting regulatory asset), included in the financial results of IES, was calculated using a five-year smoothed method of recognizing deferred asset gains. The pro forma adjustment reflects a change to the straight market value method which recognizes deferred asset gains sooner. The change is being implemented to conform to the method currently utilized by WPLH and IPC.
   (f)  IEA Gas Activity
   The gas revenues and cost of gas sold of Industrial Energy Applications, Inc. (IEA), a subsidiary of IES, for 1996 and 1995 have been reclassed into "Other" revenues and "Other operation" expenses, respectively, consistent with the 1997 presentation.

   2.  Preferred Stock Dividends of IPC
   The Preferred Stock Dividends of IPC have been reclassified in the unaudited pro forma combined statements as "Preferred Dividends of Subsidiaries" and deducted in the determination of income from continuing operations which reflects the holding company structure of the Merged Company.

   3. Nonrecurring Material Items Included in Historical Financial Results IES's income from continuing operations for the year ended December 31, 1996 included costs incurred relating to its successful defense of a hostile takeover attempt mounted by MidAmerican Energy Company. The after-tax impact on income from continuing operations was a decrease of $4.6 million.

   Nonrecurring items affecting WPLH's performance for the year ended December 31, 1996 included the impact of the sale of a combustion turbine and the sale of WPLH's assisted-living real estate investments. The after-tax impact of these items on continuing operations was an increase of $5.9 million.

   4.  Estimated Costs and Cost Savings of Proposed Merger
   The allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Costs arising from the Merger are currently estimated to be approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997 and are reflected in results of operations. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatment, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated cost savings will actually be realized. None of the estimated cost savings, or costs to be incurred subsequent to December 31, 1997 to achieve such savings, have been reflected in the unaudited pro forma combined financial statements.

   5.  Intercompany Transactions
   Intercompany transactions (including purchased and exchange power transactions) between WPLH, IES and IPC during the periods presented were included in the determination of regulated rates and/or were not material. Accordingly, no pro forma adjustments were made to eliminate such transactions.

   6.  Discontinued Operations
   The financial statements of WPLH reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7 million. The after-tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, WPLH recognized an additional loss of $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April 1998.

                                 IES INDUSTRIES INC.



                                 By: /s/ Lee Liu
                                     Lee Liu
                                      Chairman of the Board & Chief Executive
                                      Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of April 1998.

   /s/ Lee Liu                    Chairman of the Board & Chief Executive
   Lee Liu                        Officer (Principal Executive Officer)


   /s/ Thomas M. Walker           Executive Vice President & Chief Financial
   Thomas M. Walker               Officer (Principal Financial Officer)


   /s/ John E. Ebright            Controller & Chief Accounting Officer
   John E. Ebright                (Principal Accounting Officer)



                           Director                              Director
   C.R.S. Anderson                     J. Wayne Bevis


   /s/ Jack R. Newman      Director    /s/ Robert D. Ray         Director
   Jack R. Newman                      Robert D. Ray


   /s/ David Q. Reed       Director                              Director
   David Q. Reed                       Henry Royer


   /s/ Robert W. Schlutz   Director    /s/ Anthony R. Weiler     Director
   Robert W. Schlutz                   Anthony R. Weiler